Form 10-K
period 2012-01-31
Pinacle Enterprise, Inc.
filed 2012-05-15
CIK 1522165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the transition period from ___________ to ___________

Commission File No.  333-175044

PINACLE ENTERPRISE INC.
 (Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	8700 (Primary Standard Industrial Classification Number)	EIN 98-0661455 (IRS Employer Identification Number)

Ctunnersdorfer str. 28

Leipzig, 04318

 Germany

(341) 2197-9139

 (Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant  is not  required  to file  reports  pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer                   [ ]

Non-accelerated filer   [ ]                        Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [X] No [  ]

As of May 15, 2012, the registrant had 5,300,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of May 15, 2012.

TABLE OF CONTENTS

SIGNATURES	29

PART I

Item 1. Description of Business

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

GENERAL

We were incorporated in the State of Nevada on April 19, 2010.  The registrant intends to specialize in architectural design, architectural animation, 3D modeling as well as Computer-Aided Design (CAD) drafting and conversion services.

Architectural Design:

The registrant will provide architectural design services like building and structural design, exterior and interior 3D rendering, architectural drafting, architectural drawing, architectural lighting, plans, cost estimation, layering and 3D modeling.

We will offer architectural layout and landscaping CAD drawings:

  -  Architectural floor plan CAD drawings

  -  Space plan CAD drawings

  -  Furniture CAD drawings

  -  Reflected ceiling plans/CAD drawings

  -  Interior designing and planning/ CAD drawings

Architectural Animation Services:

The registrant will offer 3D walkthrough as a marketing tool transforming imaginative ideas and concepts into photorealistic 3D rendered architectural walkthrough.  With 3D Walkthroughs any specific viewpoint can be viewed from any angle or height giving a real photorealistic feeling.

Some of the advantages of virtual 3D Walkthroughs are:

  - Actual structure, architecture and building materials can be shown.

  - External/Internal lighting such as natural lighting, based upon window direction, time of year and time of day can be previewed.

  - 3D Architectural animation will include exterior features such as landscaping, trees, hedges, fences.

  - View can be previewed.

  - Multiple design options can be explored and resolved before building begins.

3D Modeling Service:

We will provide 3D Modeling services to our clients so they will be able to view their upcoming building, house, room in advance in 3D Modeling and 3D Animation to give views from different angles and perspectives.  Our clients can send us the required documents of either hand-drawn sketches or design concept drawing and we will create highly effective 3D Modeling.  In addition we can shape, texture and customize stereoscopic 3D animated 3D models.

CAD Drafting Services:

      We will use computer aided design o design, develop and optimize drawings to make a clean and clear computer generated construction drawing, accurately drafted as per specified dimensions.  The registrant can generate CAD drawings from any format such as hand-drawn documents, tiff files or any other image files and convert it to a .dwg file using AutoCAD.  Our CAD services will include Architectural CAD drafting and detailing for construction projects including general layout, plan, elevation and sections.

CLIENTS

Our clients will include:

- Independent building contractors

 - Developers and builders

 - Private individuals

 - Other architectural and engineering firms

REFERRAL AGREEMENT

The registrant has signed a Referral Agreement with Vitaliy Akimov on March 25, 2011. Mr. Akimov will refer potential customers to the Company for a referral fee.  Duration of the agreement is until written 10 day notice of termination is given by either party.

Other material terms of the agreement are as follows:

 1.   The referral fee shall be calculated as five per cent (5%) of the net value of services sold by the registrant as a direct result of a referral. Net value shall exclude refunds and payments not honored by a financial institution. Subsequent sales of goods or services to the referred customer shall not be subject to a referral fee except where such subsequent purchase is the direct result of a repeat referral.

2.    Upon reconciliation of referral fees due, the agent shall issue an invoice to the registrant and payment shall be affected within thirty (30) days of submission of said invoice.

3.    Placement of advertisements and referral methods for the registrant are at the sole discretion of the agent. However, in order to solicit sales, the agent shall not make promises or issue any warranty either expressed or implied pertaining to the goods or services offered by the registrant unless authorized in writing by the registrant to do so.

4.    The relationship between the parties shall at all times be that of independent contractors. No employment, partnership or joint venture relationship is formed by this referral agreement and at no time may the agent position itself as affiliated to the registrant, except as an independent referrer. In view of this independent relationship the Agent shall not enter into any agreements on behalf of the registrant, shall make no warranty either expressed or implied on behalf of the registrant and shall not incur any expenses on behalf of the registrant.

5.   The referral agreement does not grant exclusive rights to the agent to act as referrer on behalf of the registrant and the agent shall have no rights under any other agreements entered into by the registrant with other agents.

6.   Either party may terminate the referral agreement at any time by giving the other party ten (10) days prior written notice. Upon termination by either party, all outstanding referral fees due to the agent at that time shall be settled in full within thirty (30) days.

7.   Each party shall indemnify, defend and hold the other party (and any other relation to the other party) harmless against any and all claims of whatsoever nature arising from misrepresentation, default, misconduct, failure to perform or any other act related to this agreement.

ARCHITECTURAL INTERIOR/EXTERIOR RENDERING CONTRACT

The company has executed the agreement on December 5, 2011 with Miguel Angel Molina Urra, under the terms of which we will draft, draw, and design his private home.

The following are the material terms of the agreement:

1.  Design Project.

Pinacle Enterprise, Inc. will generate photo realistic architectural exterior and interior 3D renderings of the private home.  The rendering will contain geometry, viewpoint, texture and lighting information.  The client is required to provide input, information and materials such as description, visuals, photographs, sketches and descriptions of the internal environment to be, the lighting layout or/and the furniture placement in the internal spaces.

2.  Copyrights and Trademarks.

The Client unconditionally guarantees that any elements of text, graphics, photos, designs, trademarks, or other artwork furnished to Pinacle Enterprise, Inc. for inclusion in the Design Project are owned by the Client, or that the Client has permission from the rightful owner to use each of these elements, and will hold harmless, protect, indemnify and defend Pinacle Enterprise, Inc. and its subcontractors from any liability (including attorney’s fees and court costs), including any claim or suit, threatened or actual, arising from the use of such elements furnished by the Client.

3.  Completion Date.

Pinacle Enterprise, Inc. and the Client must work together to complete the Design Project in a timely manner.  We agree to work expeditiously to complete the Design Profect no later than 45 days after Client has submitted all necessary materials.  If the Client does not supply Pinacle Enterprise, Inc. with complete text and graphics content for this Design Project within 45 days of the effective date of this agreement, the entire deposit amount of the agreement shall be retained by Pinacle Enterprise, Inc. as liquidated damages and the contract shall become null and void, at Pinacle Enterprise, Inc’s option, unless the Design Project is canceled in writing by the Client prior to 45 days before the effective date of the agreement.

4.  Payments.

Payments must be made promptly based on the terms of this Design Project.  All payments are to be made within 15 days after completion and approval of the Design Project by the Client.  In case collection proves necessary, the Client agrees to pay all fees (including all attorney’s fees and court costs) incurred by that process.  This agreement becomes effective only when signed by Pinacle Enterprise, Inc.

5.  Payment Schedule.

Payment for services provided hereby shall be made in accordance with the conditions contained in this contract and the Package Price, attached hereto and made a part of this agreement hereof.  Notwithstanding any prices listed in literature or on Web pages, the Client and Pinacle Enterprise, Inc. agree that the services described in this contract shall be completed for $3,000.  The Client agrees to pay to Pinacle Enterprise, Inc. an initial, non-refundable deposit of $1,000 15 days after the execution of this agreement.  Final payment is due within 15 days after publication and/or delivery of the Design Project.  All amounts must be in U.S. Dollars.

6.  This Agreement.

This agreement constitutes the sole agreement between Pinacle Enterprise, Inc. and the Client regarding this Design Project.  Any additional work not specified in this contract or any other amendment or modification to this contract must be authorized by a written request signed by both Client and Pinacle Enterprise, Inc.  All prices specified in this contract will be honored for 6 months after both parties sign this contract.  Continued services after that time will require a new agreement.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

At present, we have no employees other than our officer and director.  We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future.  There are presently no personal benefits available to any officers, directors or employees.

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 2.  Description of Property

We do not own any real estate or other properties.

Item 3.  Legal Proceedings

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares.  Our common shares are not quoted on the OTC Bulletin Board at this time.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

 As of January 31, 2012, no shares of our common stock have traded.

Number of Holders

As of January 31, 2012, the 5,300,000 issued and outstanding shares of common stock were held by a total of 25 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended January 31, 2011 and 2012.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.   Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

FISCAL YEAR ENDED JANUARY 31, 2011 COMPARED TO FISCAL YEAR ENDED JANUARY 31, 2012.

Our net loss for the fiscal year ended January 31 2012 was $10,417 compared to a net loss of $3,996 during the fiscal year ended January 31, 2011. During fiscal year ended January 31, 2012, the Company generated $1,000 in revenue.

During the fiscal year ended January 31, 2012, we incurred general and administrative expenses of $294 and amortization expense of $314 compared to administrative expenses of $6 incurred during fiscal year ended January 31, 2011.  These expenses incurred during the fiscal year ended January 31, 2012 consisted of: bank charges and interest of $34 (2011: $-240); transfer agent fees of $0 (2010:  $0); professional fees of $10,200 (2011: $-3,750); advertising and website development charges of $575 (2011: $0).

Expenses incurred during fiscal year ended January 31, 2012 compared to fiscal year ended January 31, 2011 increased primarily due to the increased scale and scope of business  operations. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

The weighted average number of shares outstanding was 5,300,000 for the fiscal year ended January 31, 2012 compared to 3,809,756 for the fiscal year ended January 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED JANUARY 31, 2012

As of January 31, 2012, our total assets were $15,112 comprised of current assets $14,246 and property equipment $866 and our total liabilities were $4,525 comprised of $4,500 accrued expenses and $25 loan from shareholder.

As of January 31, 2011, our total assets were $21,029 comprised of cash and cash equivalents.  Stockholders’ equity decreased from $21,029 as of January 31, 2011 to $15,112 as of January 31, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended January 31, 2012, net cash flows used in operating activities was ($5,603) consisting of a net loss of ($10,417); increase in accrued expenses of $4,500; and increase in amortization $314. For the fiscal year ended January 31, 2011, net cash flows used in operating activities was ($3,996). Net cash flows used in operating activities was ($9,599) for the period from inception (April 19, 2010) to January 31, 2012.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended January 31, 2012, net cash from financing activities was $0.  For the fiscal year ended January 31, 2011, net cash from financing activities was $25,025 consisting of $25,000 of proceeds received from issuances of common stock and $25 in loan from a director. For the period from inception (April 19, 2010) to January 31, 2012, net cash provided by financing activities was $25,025 consisting of $25,000 of proceeds received from issuances of common stock and $25 in loan from a director.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of software; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our January 31, 2012 and January 31, 2011 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

PINACLE ENTERPRISE INC.

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm

13

Balance Sheets as of January 31, 2012 and 2011

14

Statements of Operations for the periods ended

January 31, 2012 and 2011 and the period from

April 19, 2010 (Date of Inception) to January 31, 2012

15

Statement of Stockholders’ Equity as of January 31, 2012

16

Statements of Cash Flows for the periods ended

January 31, 2012 and 2011 and the period from

April 19, 2010 (Date of Inception) to January 31, 2012

17

Notes to the Financial Statements

18

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Pinacle Enterprise Inc.

Henderson, Nevada

We have audited the accompanying balance sheets of Pinacle Enterprise Inc. (the “Company”) as of January 31, 2012 and 2011, and the related statements of operations, stockholders’ equity, and cash flows for the periods then ended and the period from April 19, 2010 (Date of Inception) through January 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pinacle Enterprise Inc. as of January 31, 2012 and 2011 and the results of its operations and its cash flows for the periods then ended and the period from April 19, 2010 (Date of Inception) through January 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 9 to the financial statements, the Company has negative working capital, has not yet received revenue from sales of products or services, and has incurred losses from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 9. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan

April 25, 2012

PINACLE ENTERPRISE INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF JANUARY 31, 2012 AND 2011

ASSETS	2012	2011
Current Assets
Cash and cash equivalents	$ 14,246	$ 21,029

Property and equipment, net	866	0

Total Assets	$ 15,112	$ 21,029

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accrued expenses	$ 4,500	$ 0
Loan from shareholder	25	25

Total Liabilities	4,525	25

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 5,300,000 shares issued and outstanding	5,300	5,300
Additional paid in capital	19,700	19,700
Deficit accumulated during the development stage	(14,413)	(3,996)
Total Stockholders’ Equity	10,587	21,004

Total Liabilities and Stockholders’ Equity	$ 15,112	$ 21,029

See accompanying notes to financial statements.

PINACLE ENTERPRISE INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

PERIODS ENDED JANUARY 31, 2012 AND 2011

FOR THE PERIOD FROM APRIL 19, 2010 (INCEPTION) TO JANUARY 31, 2012

	Year ended January 31, 2012	Period from April 19, 2010 (Inception) to January 31, 2011	Period from April 19, 2010 (Inception) to January 31, 2012

REVENUES	$ 1,000	$ 0	$ 1,000

OPERATING EXPENSES
Professional fees	10,200	3,750	13,950
Bank fees	34	240	274
Advertising	75	0	75
Amortization	314	0	314
Website	500	0	500
General and administrative expenses	294	6	300
TOTAL OPERATING EXPENSES	11,417	3,996	15,414

LOSS FROM OPERATIONS	(10,417)	(3,996)	(14,413)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$ (10,417)	$ (3,996)	$ (14,413)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,300,000	3,809,756

See accompanying notes to financial statements.

PINACLE ENTERPRISE INC.

 (A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM APRIL 19, 2010 (INCEPTION) TO JANUARY 31, 2012

	Common Stock		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Inception, April 19 2010	-	$ -	$ -	$ -	$ -

Shares issued for cash at $0.001 per share	4,000,000	4,000	-	-	4,000

Shares issued for cash at $0.01 per share	500,000	500	4,500	-	5,000

Shares issued for cash at $0.02 per share	800,000	800	15,200	-	16,000

Net loss for the year ended January 31, 2011	-	-	-	(3,996)	(3,996)

Balance, January 31, 2011	5,300,000	5,300	19,700	(3,996)	21,004

Net loss for the year ended January 31, 2012	-	-	-	(10,417)	(10,417)

Balance, January 31, 2012	5,300,000	$ 5,300	$ 19,700	$ (14,413)	$ 10,587

See accompanying notes to financial statements.

PINACLE ENTERPRISE INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

PERIODS ENDED JANUARY 31, 2012 AND 2011

FOR THE PERIOD FROM APRIL 19, 2010 (INCEPTION) TO JANUARY 31, 2012

	Year ended January 31, 2012	Period from April 19, 2010 (Inception) to January 31, 2011	Period from April 19, 2010 (Inception) to January 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (10,417)	$ (3,996)	$ (14,413)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Amortization	314	0	314
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	4,500	0	4,500
Net Cash Used in Operating Activities	(5,603)	(3,996)	(9,599)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,180)	0	(1,180)
Net Cash Used in Investing Activities	(1,180)	0	(1,180)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	0	25,000	25,000
Loans from shareholder	0	25	25
Net Cash Provided by Financing Activities	0	25,025	25,025

Net Increase (Decrease) in Cash	(6,783)	21,029	14,246
Cash, beginning of period	21,029	0	0
Cash, end of period	$ 14,246	$ 21,029	$ 14,246

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0	$ 0
Income taxes paid	$ 0	$ 0	$ 0

See accompanying notes to financial statements.

PINACLE ENTERPRISE INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2012

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Pinacle Enterprise Inc. (the "Company" or “Pinacle”) was incorporated under the laws of the State of Nevada on April 19, 2010.  The Company plans to specialize in architectural design, architectural animation, 3D modeling as well as CAD drafting and conversion services.

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Development Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Basis of Presentation

The financial statements of the Company have been prepared using the accrual basis of accounting and in accordance with generally accepted accounting principles in the United States of America, and are presented in US dollars.  The Company has adopted a January 31 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $14,246 and $21,029 of cash as of January 31, 2012 and 2011, respectively.

Property and Equipment

The capital assets are being depreciated over their estimated useful lives using the straight line method of depreciation for book purposes.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, property and equipment, accrued expenses and amounts due to a shareholder. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

PINACLE ENTERPRISE INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2012

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of January 31, 2012.

Comprehensive Income

The Company has which established standards for reporting and display of comprehensive income, its components and accumulated balances.  When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

Recent Accounting Pronouncements

Pinacle does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost and consisted of the following at January 31, 2012 and 2011:

PINACLE ENTERPRISE INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2012

NOTE 3 – PROPERTY AND EQUIPMENT (Continued)

	2012	2011
Computer software	$ 1,180	$ 0
Less: Accumulated depreciation	(314)	0
Property and equipment, net	$ 866	$ 0

The Company estimated the estimated useful life of the software to be three years.

Depreciation expense was $314 and $0 for the periods ended January 31, 2012 and 2011.

NOTE 4 – ACCRUED EXPENSES

Accrued expenses at January 31, 2012 consisted of $4,000 owed to the Company’s outside independent auditors for services rendered for periods reported on in these financial statements and $500 due to a vendor for website design.

NOTE 5 – LOAN FROM SHAREHOLDER

On May 20, 2010, a shareholder loaned $25 to the Company to open the bank account.  The loan is unsecured, non-interest bearing and due on demand. The balance due to the shareholder was $25 as of January 31, 2012 and 2011.

NOTE 6 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On July 2, 2010, the Company issued 4,000,000 shares of common stock for cash proceeds of $4,000 at $0.001 per share.

On July 9, 2010, the Company issued 500,000 shares of common stock for cash proceeds of $5,000 at $0.01 per share.

On August 11, 2010, the Company issued 800,000 shares of common stock for cash proceeds of $16,000 at $0.02 per share.

There were no additional stock issuances during the year ended January 31, 2012.

There were 5,300,000 shares of common stock issued and outstanding as of January 31, 2012 and 2011.

PINACLE ENTERPRISE INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2012

NOTE 7 – INCOME TAXES

As of January 31, 2012, the Company had net operating loss carry forwards of approximately $14,400 that may be available to reduce future years’ taxable income in varying amounts through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	2012	2011
Federal income tax benefit attributable to:
Current operations	$ 3,542	$ 1,360
Less: valuation allowance	(3,542)	(1,360)
Net provision for Federal income taxes	$ 0	$ 0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2012	2011
Deferred tax asset attributable to:
Net operating loss carryover	$ 4,902	$ 1,360
Less: valuation allowance	(4,902)	(1,360)
Net deferred tax asset	$ 0	$ 0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $14,400 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge.  There is no obligation for the officer to continue this arrangement.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

PINACLE ENTERPRISE INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2012

NOTE 9 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had limited revenues as of January 31, 2012.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to January 31, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2012 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of January 31, 2012, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

We did not maintain appropriate cash controls – As of January 31, 2012, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at January 31, 2012, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of January 31, 2012 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of January 31, 2012, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

Mikhail Kats Ctunnersdorfer str.28 Leipzig Germany	57	President, Secretary, Treasurer and Director
Olga Kats	32	Secretary
Ctunnersdorfer str.28 Leipzig Germany

Biographical Information and Background of officer and director

Mikhail Kats has been our president, principal executive officer, treasurer, principal financial officer, principal accounting officer, and our sole director since the inception on April 19, 2010.  From February 2005 to February 2006, Mr. Kats has completed Qualification Course for technical economist at Educational center in Leipzig, Germany. From September 2007 to September 2008 Mr. Kats has completed Course for raising the level of technical designer skill (Auto CAD 2008 2D/3D, Autodesk Inventor, SoloidWorks, CATIA V5) at Z&P Schulung GmbH in Leipzig, Germany. From September 2008 to present Mr. Kats has been working as an Engineer constructor at privately owned enterprise Grune Maschinen in Leipzig, Germany. Mr. Kats has not been a member of the board of directors of any corporations during the last five years.

Olga Kats, our secretary, attended Leipzig University of Applied Science, Germany faculty of International Management from 2004-2008.  During 2006-2007, she attended practical semester at the Syngas International Corporation as an assistant manager in the department of Public and Investor Relations.  In 2008, Ms. Kats was a sales executive at the international firm, Marcus Evans.

Later from 2009-2011, Ms. Kats was a team member for the online social project “Scholar-online.eu” at RAJM GbR for the purpose of intercultural integration and convergence of the former and the new EU members.  From January 2011 to date, Ms. Kats has worked as an officer of engineering and technical documentation for the software solution “Management System Solution for transport system operators” at ECG Erdgas-Consult GmbH.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

We have no employees other than our secretary, Olga Kats, and a sole director, Mikhail Kats; each of them currently devotes approximately twenty hours per week to company matters. We intend to hire employees on an as needed basis.

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary and all other executive officers (collectively, the “Named Executive Officers”) from inception on April 19, 2010 until January 31, 2012.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Mikhail Kats	2011	0	0	0	0	0	0	0	0
President	2012	0	0	0	0	0	0	0	0
Olga Kats	2011	0	0	0	0	0	0	0	0
Secretary	2012	0	0	0	0	0	0	0	0

There are no current employment agreements between the company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of January 31, 2012, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of January 31, 2012 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Mikhail Kats Ctunnersdorfer str. 28 Leipzig, Germany	3,500,000 shares of common stock (direct)	66%

The percent of class is based on 5,300,000 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions

During the year ended January 31, 2012, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services

During fiscal year ended January 31 2012, we incurred approximately  $6,450 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the  reviews of our financial  statements  for the quarters ended May 31, 2011, August 31, 2011 and November 30, 2011.

Item 15. Exhibits

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  List of Financial statements included in Part II hereof

Balance Sheets, January 31, 2012 and 2011

Statements of Operations for the years ended January 31, 2012 and 2011 and for the period from April 19, 2010 (Inception) to January 31, 2012

Statements of Stockholders’ Equity (Deficit) for the period from April 19, 2010 (Inception) to January 31, 2012

Statements of Cash Flows for the years ended January 31, 2012 and 2011 and for the period from April 19, 2010 (Inception) to January 31, 2012

Notes to the Financial Statements

(a)(2) List of Financial Statement schedules included in Part IV hereof:  None.

(a)(3) Exhibits

The following documents are filed as a part of this report:

Exhibit 31* - Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of

                        2002

Exhibit 32* - Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of

                        2002

101.INS**   XBRL Instance Document

101.SCH**   XBRL Taxonomy Extension Schema Document

101.CAL**   XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**   XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**   XBRL Taxonomy Extension Label Linkbase Document

101.PRE**   XBRL Taxonomy Extension Presentation Linkbase Document

*  Filed herewith

**XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINACLE ENTERPRISE INC.
Dated: May 15, 2012	By: /s/ Mikhail Kats
Mikhail Kats, President and Chief Executive Officer and Chief Financial Officer