Form 10-Q
period 2012-04-30
Pinacle Enterprise, Inc.
filed 2012-06-19
CIK 1522165

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

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

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X ]   No[   ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ] Accelerated filer [   ] Non-accelerated filer [   ] Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [ X ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of April 30, 2012
Common Stock, $0.001	5,300,000

PINACLE ENTERPRISE INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

AS OF APRIL 30, 2012 AND JANUARY 31, 2012

ASSETS	April 30, 2012	January 31, 2012
Current Assets
Cash and cash equivalents	$ 4,238	$ 14,246

Property and equipment, net	768	866

Total Assets	$ 5,006	$ 15,112

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accrued expenses	$ 950	$ 4,500
Loan from shareholder	25	25

Total Liabilities	975	4,525

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 5,300,000 shares issued and outstanding	5,300	5,300
Additional paid in capital	19,700	19,700
Deficit accumulated during the development stage	(20,969)	(14,413)
Total Stockholders’ Equity	4,031	10,587

Total Liabilities and Stockholders’ Equity	$ 5,006	$ 15,112

The accompanying notes are an integral part of these financial statements

PINACLE ENTERPRISE INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

THREE MONTHS ENDED APRIL 30, 2012 AND 2011

FOR THE PERIOD FROM APRIL 19, 2010 (INCEPTION) TO APRIL 30, 2012

	Three Months Ended April 30, 2012	Three Months Ended April 30, 2011	Period From April 19, 2010 (Inception) to April 30, 2012

REVENUES	$ 0	$ 0	$ 1,000

OPERATING EXPENSES
Professional fees	5,950	4,180	19,900
Bank fees	45	34	319
Advertising	15	15	90
Amortization	98	0	412
Website	0	500	500
General and administrative expenses	448	294	748
TOTAL OPERATING EXPENSES	6,556	5,023	21,969

LOSS FROM OPERATIONS	(6,556)	(5,023)	(20,969)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$ (6,556)	$ (5,023)	$ (20,969)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,300,000	5,300,000

The accompanying notes are an integral part of these financial statements.

PINACLE ENTERPRISE INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

THREE MONTHS ENDED APRIL 30, 2012 AND 2011

FOR THE PERIOD FROM APRIL 19, 2010 (INCEPTION) TO APRIL 30, 2012

	Three Months Ended April 30, 2012	Three Months Ended April 30, 2011	Period From April 19, 2010 (Inception) to April 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (6,556)	$ (5,023)	$ (20,969)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Amortization	98	0	412
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	(3,550)	0	950
Net Cash Used in Operating Activities	(10,008)	(5,023)	(19,607)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	0	0	(1,180)
Net Cash Used in Investing Activities	0	0	(1,180)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	0	0	25,000
Loans from shareholder	0	0	25
Net Cash Provided by Financing Activities	0	0	25,025

Net Increase (Decrease) in Cash	(10,008)	(5,023)	4,238
Cash, beginning of period	14,246	21,029	0
Cash, end of period	$ 4,238	$ 16,006	$ 4,238

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0
Income taxes paid	$ 0	$ 0

The accompanying notes are an integral part of these financial statements.

PINACLE ENTERPRISE INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2012

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $4,238 and $14,246 of cash as of April 30, 2012 and January 31, 2012, respectively.

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

APRIL 30, 2012

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of April 30, 2012.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost and consisted of the following at April 30, 2012 and January 31, 2012:

PINACLE ENTERPRISE INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2012

	April 30, 2012	January 31, 2012
Computer software	$ 1,180	$ 1,180
Less: Accumulated depreciation	(412)	(314)
Property and equipment, net	$ 768	$ 866

The Company estimated the estimated useful life of the software to be three years.

Depreciation expense was $98 and $0 for the three months ended April 30, 2012 and 2011.

NOTE 4 – ACCRUED EXPENSES

Accrued expenses at April 30, 2012 consisted of $950 owed to the Company’s outside independent auditors for services rendered for the quarter ended April 30, 2012.  Accrued expenses at January 31, 2012 consisted of $4000 owed to the Company’s outside independent auditors for services rendered for the year ended January 31, 2012 and $500 due to a vendor for website design.

NOTE 5 – LOAN FROM SHAREHOLDER

On May 20, 2010, a shareholder loaned $25 to the Company to open the bank account.  The loan is unsecured, non-interest bearing and due on demand. The balance due to the shareholder was $25 as of April 30, 2012 and January 31, 2012.

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

There were no additional stock issuances during the period ended April 30, 2012.

There were 5,300,000 shares of common stock issued and outstanding as of April 30, 2012 and January 31, 2012.

NOTE 7 – INCOME TAXES

As of April 30, 2012, the Company had net operating loss carry forwards of approximately $21,000 that may be available to reduce future years’ taxable income in varying amounts through 2032.

PINACLE ENTERPRISE INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2012

 Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	April 30, 2012	April 30, 2011
Federal income tax benefit attributable to:
Current operations	$ 2,229	$ 1,708
Less: valuation allowance	(2,229)	(1,708)
Net provision for Federal income taxes	$ 0	$ 0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	April 30, 2012	January 31, 2012
Deferred tax asset attributable to:
Net operating loss carryover	$ 7,131	$ 4,902
Less: valuation allowance	(7,131)	(4,902)
Net deferred tax asset	$ 0	$ 0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $21,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

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

PINACLE ENTERPRISE INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2012

NOTE 9 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had limited revenues as of April 30, 2012.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to April 30, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Results of Operations

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

Three Months Period Ended April 30, 2012

Our net loss for the three months period ended April 30, 2012 was $6,556.  During the three months periods ended April 30, 2012 we have not generated any revenue.

During the three month period ended April 30, 2012, our operating expenses were general and administrative expenses $448, professional fees of $5,950 and bank fees $45, advertising was $15 and amortization was $98. The weighted average number of shares outstanding was 5,300,000 for the three months period ended April 30, 2012.

Liquidity and Capital Resources

Three Months Period Ended April 30, 2012

As at April 30, 2012, our total assets were $5,006 compared to $15,112 in total assets at January 31, 2012. Total assets were comprised primarily of $4,238 and $14,246 in cash at April 30, 2012 and January 31, 2012, respectively. Our current liabilities were $975 and $$4,525 at April 30, 2012 and January 31, 2012, respectively.

Stockholders’ equity was $4,031 as of April 30, 2012 compared to stockholders' equity of $10,587 as of January 31, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months period ended April 30, 2012, net cash flows used in operating activities was $(10,008). For the period from inception (June 6, 2011) to April 30, 2012, net cash from operating activities was $(19,607).

Cash Flows from Investing Activities

For the three month period ended April 30, 2012, the Company did not generated any cash flow.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity. For the three month period ended April 30, 2012, net cash provided by financing activities was $0. For the period from inception (June 6, 2011) to April 30, 2012, net cash provided by financing activities was primarily from $25,025 received from proceeds from issuance of common stock.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all.

If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent auditors' review report accompanying our April 30, 2012 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2012. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended April 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pinacle Enterprise Inc.
Dated: June 19, 2012	By: /s/ Mikhail Kats
Mikhail Kats, President and Chief Executive Officer and Chief Financial Officer