Form 10-Q/A
period 2012-04-30
Pinacle Enterprise, Inc.
filed 2012-06-21
CIK 1522165

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Amendment 1 to Form 10-Q

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

Explanatory Note

This Amendment 1 to our Quarterly Report on Form 10-Q for the three months ended April 30, 2012, as filed with the SEC on June 19, 2012, is being filed to correct the exhibits page and to attach the interactive data to the filing.

No other change have been made to the Form 10-Q.  This Amendment 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

Item 1A.  Risk Factors

          Not applicable for smaller reporting company.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits

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

Pinacle Enterprise Inc.
Dated: June 21, 2012	By: /s/ Mikhail Kats
Mikhail Kats, President and Chief Executive Officer and Chief Financial Officer