Form 10-Q/A
period 2012-07-31
Pinacle Enterprise, Inc.
filed 2012-10-10
CIK 1522165

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

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

1 | Page

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of September 16, 2012
Common Stock, $0.001	5,300,000

2 | Page

3 | Page

PINACLE ENTERPRISE INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

AS OF JULY 31, 2012 AND JANUARY 31, 2012

	July 31, 2012	January 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$ 1,851	$ 14,246

Property and equipment, net	670	866

Total Assets	$ 2,521	$ 15,112

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accrued expenses	$ 950	$ 4,500
Loan from shareholder	21,376	25

Total Liabilities	22,326	4,525

Stockholders’ Equity (Deficit)
Common stock, par value $0.001; 75,000,000 shares authorized, 5,300,000 shares issued and outstanding	5,300	5,300
Additional paid in capital	19,700	19,700
Deficit accumulated during the development stage	(44,805)	(14,413)
Total Stockholders’ Equity (Deficit)	(19,805)	10,587

Total Liabilities and Stockholders’ Equity (Deficit)	$ 2,521	$ 15,112

4 | Page

The accompanying notes are an integral part of these financial statements

5 | Page

PINACLE ENTERPRISE INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

THREE AND SIX MONTHS ENDED JULY 31, 2012 AND 2011

FOR THE PERIOD FROM APRIL 19, 2010 (INCEPTION) TO JULY 31, 2012

	Three Months Ended July 31, 2012	Three Months Ended July 31, 2011	Six Months Ended July 31, 2012	Six Months Ended July 31, 2011	Period From April 19, 2010 (Inception) to July 31, 2012

REVENUES	$ 0	$ 0	$ 0	$ 0	$ 1,000

OPERATING EXPENSES
Professional fees	22,898	0	28,948	3,500	42,798
Bank fees	0	0	45	34	319
Advertising	15	0	30	0	105
Amortization	98	0	196	0	510
Website	0	0	0	0	500
General and administrative expenses	825	15	1,273	1,504	1,573
TOTAL OPERATING EXPENSES	23,836	15	30,392	5,038	45,805

LOSS FROM OPERATIONS	(23,836)	(15)	(30,392)	(5,038)	(44,805)

PROVISION FOR INCOME TAXES	0	0	0	0	0

NET LOSS	$ (23,836)	$ (15)	$ (30,392)	$ (5,038)	$ (44,805)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,300,000	5,300,000	5,300,000	5,300,000

The accompanying notes are an integral part of these financial statements.

6 | Page

PINACLE ENTERPRISE INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

SIX MONTHS ENDED JULY 31, 2012 AND 2011

FOR THE PERIOD FROM APRIL 19, 2010 (INCEPTION) TO JULY 31, 2012

	Six Months Ended July 31, 2012	Six Months Ended July 31, 2011	Period From April 19, 2010 (Inception) to July 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (30,392)	$ (5,038)	$ (44,805)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Amortization	196	0	510
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	(3,550)	0	950
Net Cash Used in Operating Activities	(33,746)	(5,038)	(43,345)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	0	0	(1,180)
Net Cash Used in Investing Activities	0	0	(1,180)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	0	0	25,000
Loans from shareholder	21,351	0	21,376
Net Cash Provided by Financing Activities	21,351	0	46,376

Net Increase (Decrease) in Cash	(12,395)	(5,038)	1,851
Cash, beginning of period	14,246	21,029	0
Cash, end of period	$ 1,851	$ 15,991	$ 1,851

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0
Income taxes paid	$ 0	$ 0

The accompanying notes are an integral part of these financial statements.

7 | Page

PINACLE ENTERPRISE INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2012

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Pinacle Enterprise Inc. (the "Company" or “Pinacle”) was incorporated under the laws of the State of Nevada on April 19, 2010.  The Company plans to specialize in architectural design, architectural animation, 3D modeling as well as CAD drafting and conversion services.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $1,851 and $14,246 of cash as of July 31, 2012 and January 31, 2012, respectively.

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

8 | Page

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of July 31, 2012.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost and consisted of the following at July 31, 2012 and January 31, 2012:

	July 31, 2012	January 31, 2012
Computer software	$ 1,180	$ 1,180
Less: Accumulated depreciation	(510)	(314)

9 | Page

Property and equipment, net	$ 670	$ 866

The Company estimated the estimated useful life of the software to be three years.  Depreciation expense was $98 and $0 for the three months ended July 31, 2012 and 2011. Depreciation expense was $196 and $0 for the six months ended July 31, 2012 and 2011.

PINACLE ENTERPRISE INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2012

NOTE 4 – ACCRUED EXPENSES

Accrued expenses at July 31, 2012 consisted of $950 owed to the Company’s outside independent auditors for services rendered for the quarter ended July 31, 2012.  Accrued expenses at January 31, 2012 consisted of $4,000 owed to the Company’s outside independent auditors for services rendered for the year ended January 31, 2012 and $500 due to a vendor for website design.

NOTE 5 – LOAN FROM SHAREHOLDER

On May 20, 2010, a shareholder loaned $25 to the Company to open the bank account.  During the six months ended July 31, 2012, the same shareholder loaned the Company an additional $21,351 for working capital. The loans are unsecured, non-interest bearing and due on demand. The balances due to the shareholder were $32,276 and $25 as of July 31, 2012 and January 31, 2012, respectively.

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

There were no additional stock issuances during the period ended July 31, 2012.

10 | Page

There were 5,300,000 shares of common stock issued and outstanding as of July 31, 2012 and January 31, 2012.

NOTE 7 – INCOME TAXES

As of July 31, 2012, the Company had net operating loss carry forwards of approximately $44,800 that may be available to reduce future years’ taxable income in varying amounts through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the six month periods ended July 31, 2012 and 2011:

	July 31, 2012	July 31, 2011
Federal income tax benefit attributable to:
Current operations	$ 10,333	$ 1,713
Less: valuation allowance	(10,333)	(1,713)
Net provision for Federal income taxes	$ 0	$ 0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	July 31, 2012	January 31, 2012
Deferred tax asset attributable to:
Net operating loss carryover	$ 15,235	$ 4,902
Less: valuation allowance	(15,235)	(4,902)
Net deferred tax asset	$ 0	$ 0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $44,800 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

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

11 | Page

NOTE 9 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had limited revenues as of July 31, 2012.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to July 31, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

12 | Page

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

13 | Page

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

14 | Page

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

Results of Operation

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

Three Months Period Ended July 31, 2012

Our net loss for the three months period ended July 31, 2012 was $23,836.  During the three and six month periods ended July 31, 2012 we have not generated any revenue.

During the three month period ended July 31, 2012, our operating expenses were general and administrative expenses $825, professional fees of $22,898, advertising was $15 and amortization was $98. The weighted average number of shares outstanding was 5,300,000 for the three months period ended July 31, 2012.

Liquidity and Capital Resources

Three Months Period Ended July 31, 2012

As at July 31, 2012, our total assets were $2,521 compared to $15,112 in total assets at January 31, 2012. Total assets were comprised of $1,851 in cash and property and equipment of $670. As at July 31, 2012, our current liabilities were $22,376. Stockholders’ equity was $ (19,805) as of July 31, 2012 compare to stockholders' equity of $10,587 as of January 31, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six months period ended July 31, 2012, net cash flows used in operating activities was $(33,746). For the period from inception (April 19, 2010) to July 31, 2012, net cash from operating activities was $(43,345).

Cash Flows from Investing Activities

15 | Page

For the six months period ended July 31, 2012, the Company have not generated any cash flow.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity. For the six months period ended July 31, 2012, net cash provided by financing activities was $21,351. For the period from inception (April 19, 2010) to July 31, 2012, net cash provided by financing activities was $46,376 received from proceeds from issuance of common stock.

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

Going Concern

The independent auditors' review report accompanying our January 31, 2012 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

16 | Page

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2012. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended July 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

17 | Page

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

18 | Page

Pinacle Enterprise Inc.
Dated: September 12, 2012	By: /s/ Mikhail Kats
Mikhail Kats, President and Chief Executive Officer and Chief Financial Officer

19 | Page