Form 10-Q
period 2012-10-31
Pinacle Enterprise, Inc.
filed 2012-12-12
CIK 1522165

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 31, 2012
Common Stock, $0.001	5,300,000

2 | Page

3 | Page

PINACLE ENTERPRISE INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

AS OF OCTOBER 31, 2012 AND JANUARY 31, 2012

ASSETS	October 31, 2012	January 31, 2012
Current Assets
Cash and cash equivalents	$ 73	$ 14,246

Property and equipment, net	572	866

Total Assets	$ 645	$ 15,112

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accrued expenses	$ 950	$ 4,500
Loan from shareholder	21,376	25

Total Liabilities	22,326	4,525

Stockholders’ Equity (Deficit)
Common stock, par value $0.001; 75,000,000 shares authorized, 5,300,000 shares issued and outstanding	5,300	5,300
Additional paid in capital	19,700	19,700
Deficit accumulated during the development stage	(46,681)	(14,413)
Total Stockholders’ Equity (Deficit)	(21,681)	10,587

Total Liabilities and Stockholders’ Equity (Deficit)	$ 645	$ 15,112

The accompanying notes are an integral part of these financial statements

4 | Page

PINACLE ENTERPRISE INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

THREE AND NINE MONTHS ENDED OCTOBER 31, 2012 AND 2011

FOR THE PERIOD FROM APRIL 19, 2010 (INCEPTION) TO OCTOBER 31, 2012

	Three Months Ended October 31, 2012	Three Months Ended October 31, 2011	Nine Months Ended October 31, 2012	Nine Months Ended October 31, 2011	Period From April 19, 2010 (Inception) to October 31, 2012

REVENUES	$ 0	$ 0	$ 0	$ 0	$ 1,000

OPERATING EXPENSES
Professional fees	1,763	1,800	30,711	5,300	44,561
Bank fees	0	0	45	34	319
Advertising	15	0	45	0	120
Amortization	98	0	294	0	608
Website	0	0	0	0	500
General and administrative expenses	0	15	1,273	1,519	1,573
TOTAL OPERATING EXPENSES	1,876	1,815	32,268	6,853	47,681

LOSS FROM OPERATIONS	(1,876)	(1,815)	(32,268)	(6,853)	(46,681)

PROVISION FOR INCOME TAXES	0	0	0	0	0

NET LOSS	$ (1,876)	$ (1,815)	$ (32,268)	$ (6,853)	$ (46,681)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,300,000	5,300,000	5,300,000	5,300,000

The accompanying notes are an integral part of these financial statements.

5 | Page

PINACLE ENTERPRISE INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

NINE MONTHS ENDED OCTOBER 31, 2012 AND 2011

FOR THE PERIOD FROM APRIL 19, 2010 (INCEPTION) TO OCTOBER 31, 2012

	Nine Months Ended October 31, 2012	Nine Months Ended October 31, 2011	Period From April 19, 2010 (Inception) to October 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (32,268)	$ (6,853)	$ (46,681)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Amortization	294	0	608
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	(3,550)	0	950
Net Cash Used in Operating Activities	(35,524)	(6,853)	(45,123)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	0	0	(1,180)
Net Cash Used in Investing Activities	0	0	(1,180)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	0	0	25,000
Loans from shareholder	21,351	0	21,376
Net Cash Provided by Financing Activities	21,351	0	46,376

Net Increase (Decrease) in Cash	(14,173)	(6,853)	73
Cash, beginning of period	14,246	21,029	0
Cash, end of period	$ 73	$ 14,176	$ 73

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0
Income taxes paid	$ 0	$ 0

The accompanying notes are an integral part of these financial statements.

6 | Page

PINACLE ENTERPRISE INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2012

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $73 and $14,246 of cash as of October 31, 2012 and January 31, 2012, respectively.

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

OCTOBER 31, 2012

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of October 31, 2012.

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

8 | Page

PINACLE ENTERPRISE INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2012

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost and consisted of the following at October 31, 2012 and January 31, 2012:

	October 31, 2012	January 31, 2012
Computer software	$ 1,180	$ 1,180
Less: Accumulated depreciation	(608)	(314)
Property and equipment, net	$ 572	$ 866

The Company estimated the estimated useful life of the software to be three years.  Depreciation expense was $98 and $0 for the three months ended October 31, 2012 and 2011. Depreciation expense was $294 and $0 for the nine months ended October 31, 2012 and 2011.

NOTE 4 – ACCRUED EXPENSES

Accrued expenses at October 31, 2012 consisted of $950 owed to the Company’s outside independent auditors for services rendered for the quarter ended October 31, 2012.  Accrued expenses at January 31, 2012 consisted of $4,000 owed to the Company’s outside independent auditors for services rendered for the year ended January 31, 2012 and $500 due to a vendor for website design.

NOTE 5 – LOAN FROM SHAREHOLDER

On May 20, 2010, a shareholder loaned $25 to the Company to open the bank account.  During the nine months ended October 31, 2012, the same shareholder loaned the Company an additional $21,351 for working capital. The loans are unsecured, non-interest bearing and due on demand. The balances due to the shareholder were $21,376 and $25 as of October 31, 2012 and January 31, 2012, respectively.

NOTE 6 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On October 2, 2010, the Company issued 4,000,000 shares of common stock for cash proceeds of $4,000 at $0.001 per share.

On October 9, 2010, the Company issued 500,000 shares of common stock for cash proceeds of $5,000 at $0.01 per share.

On August 11, 2010, the Company issued 800,000 shares of common stock for cash proceeds of $16,000 at $0.02 per share.

There were no additional stock issuances during the period ended October 31, 2012.

There were 5,300,000 shares of common stock issued and outstanding as of October 31, 2012 and January 31, 2012.

9 | Page

PINACLE ENTERPRISE INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2012

NOTE 7 – INCOME TAXES

As of October 31, 2012, the Company had net operating loss carry forwards of approximately $46,700 that may be available to reduce future years’ taxable income in varying amounts through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the nine month periods ended October 31, 2012 and 2011:

	October 31, 2012	October 31, 2011
Federal income tax benefit attributable to:
Current operations	$ 10,971	$ 2,330
Less: valuation allowance	(10,971)	(2,330)
Net provision for Federal income taxes	$ 0	$ 0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	October 31, 2012	January 31, 2012
Deferred tax asset attributable to:
Net operating loss carryover	$ 15,873	$ 4,902
Less: valuation allowance	(15,873)	(4,902)
Net deferred tax asset	$ 0	$ 0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $46,700 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

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

NOTE 9 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had limited revenues as of October 31, 2012.  The Company currently has negative working capital and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

10 | Page

PINACLE ENTERPRISE INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2012

NOTE 9 – GOING CONCERN (CONTINUED)

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to October 31, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

11 | Page

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

12 | Page

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

13 | Page

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

Three and Nine Months Periods Ended October 31, 2012  and October 31, 2011

Our net losses for the three and nine months periods ended October 31, 2012 were $1,876 and $32,268.  During the three and nine months periods ended October 31, 2011 our net losses were $1,815 and $ 6,853.  During the three and nine months periods ended October 31, 2012 and October 31, 2011 we have not generated any revenue.

During the three and nine months periods ended October 31, 2012, our operating expenses were professional fees of $1,763 and $ 30,711, advertising was $15 and $ 45 and amortization was $98 and $ 294.  During the three and nine months periods ended October 31, 2011, our operating expenses were professional fees of $ 1,800 and $ 5,300, bank fees of $ 0 and $ 34, and general and administrative expenses of $ 15 and $ 1,519.  The weighted average number of shares outstanding was 5,300,000 for the three and nine months periods ended October 31, 2012 and 2011 respectively.

Liquidity and Capital Resources

Three Months Period Ended October 31, 2012

As at October 31, 2012, our total assets were $645 compared to $15,112 in total assets at January 31, 2012. Total assets were comprised of $73 in cash and property and equipment of $572. As at October 31, 2012, our current liabilities were $22,326. Stockholders’ equity was $ (21,681) as of October 31, 2012 compare to stockholders' equity of $10,587 as of January 31, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months period ended October 31, 2012, net cash used in operating activities was $(35,524), which was primarily our loss from operations of $(32,268). For the period from inception (April 19, 2010) to October 31, 2012, net cash used in operating activities was $(45,123), which was primarily our loss from operations of $(46,681).

Cash Flows from Investing Activities

14 | Page

For the nine months period ended October 31, 2012, the Company have not generated any cash flow.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity. For the nine months period ended October 31, 2012, net cash provided by financing activities was $21,351. For the period from inception (April 19, 2010) to October 31, 2012, net cash provided by financing activities was $46,376 received from proceeds from issuance of common stock.

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

ITEM 4. MINE SAFETY DISCLOSURES

15 | Page

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2012. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended October 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

16 | Page

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

Pinacle Enterprise Inc.
Dated: December 10, 2012	By: /s/ Mikhail Kats
Mikhail Kats, President and Chief Executive Officer and Chief Financial Officer

17 | Page