Form 10-K
period 2013-01-31
Pinacle Enterprise, Inc.
filed 2013-05-16
CIK 1522165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2013

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-175044

Pinacle Enterprise, Inc.
(Exact name of registrant as specified in its charter)

Nevada	98-0661455
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3651 Lindell Road Suite D # 356 Las Vegas, Nevada	89103
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: (443) 620-0081

Securities registered under Section 12(b) of the Exchange Act
Title of each class	Name of each exchange on which registered
None	not applicable

Securities registered under Section 12(g) of the Exchange Act:
Title of each class
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X] No [ ]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Unavailable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 530,000,000 shares as of May 15, 2013.

PART I

Item 1. Business

Overview

We were incorporated in the State of Nevada on April 19, 2010. Until recently, we were a development stage company engaged in the business of architectural design, architectural animation, 3D modeling as well as Computer-Aided Design (CAD) drafting and conversion services.

Since the initiation of this plan of operations, however, we have experienced losses and have been unable to obtain additional finances. In order to pursue our business plan, we would need to obtain additional funding in the form of equity financing from the sale of our common stock or loans. Unfortunately, we have not been able to identify sources of equity financing and do not have any arrangements in place for any future financing. The risky nature of this enterprise and lack of tangible assets places debt financing our reach.

Because of the difficulties in raising additional funding, we have been presented with the difficult task of re-evaluating our business plan to determine whether it continues to be commercially viable. As a result of our lack of progress so far, the uncertainty regarding the source of our required additional funding and the relatively risky overall nature of our enterprise, management has been evaluating alternative business opportunities.

On April 29, 2013, we entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (the “Agreement”) with our prior officer and director, Mikhail Kats. Pursuant to the Agreement, we transferred all assets and business operations associated with our architectural design, architectural animation, 3D modeling as well as CAD drafting and conversion services to Mr.Kats. In exchange, Mr. Kats agreed to assume and cancel all liabilities relating to our former business, including officer loans amounting to $21,376.

As a result of the Agreement, we are no longer pursuing our former business plan. Under the direction of our newly appointed officer and director, Robert Eakle, we intend to pursue the sale and distribution of the Alkame brand of bottled waters, as well as other various applications for the water treatment technology. We intent to enter into an agreement to acquire this new business in the coming weeks.

Alkame Water is the most advanced Micro-Clustered, Alkalized, Antioxidant, Oxygenated bottled water wrapped in environmentally sound packaging that is dedicated to providing the global consumer with superior hydration and function for optimal health at an affordable price.

Item 2. Properties

Our principal executive office is located at 3651 Lindell Road, Suite D # 356, Las Vegas, Nevada 89103. The office is rented on a month to month basis from BSSI for about $70 per month, primarily to meet the state of Nevada’s requirements since Alkame is a virtual organization. This rent has been paid out until January of 2014. All aspects of production are simply drop shipped from our manufacturing facility in Hayden Idaho (source) to the recipients. We believe that our properties are adequate for our current needs, but growth potential may require a facilitiy due to anticipated addition of personnel. We do not have any policies regarding investments in real estate, securities or other forms of property.

Item 3. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted under the symbol “PINS” on the OTCBB operated by the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the OTCQB operated by OTC Markets Group, Inc. Few market makers continue to participate in the OTCBB system because of high fees charged by FINRA. Consequently, market makers that once quoted our shares on the OTCBB system may no longer be posting a quotation for our shares. As of the date of this report, however, our shares are quoted by several market makers on the OTCQB. The criteria for listing on either the OTCBB or OTCQB are similar and include that we remain current in our SEC reporting.

Only a limited market exists for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell his securities in our company.

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCQB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending January 31, 2013
Quarter Ended	High $	Low $
January 31, 2013	0.25	0.25
October 31, 2012	0.25	0.25
July 31, 2012	0.25	0.25
April 30, 2012	N/A	N/A

Fiscal Year Ending January 31, 2012
Quarter Ended	High $	Low $
January 31, 2012	N/A	N/A
October 31, 2011	N/A	N/A
July 31, 2011	N/A	N/A
April 30, 2011	N/A	N/A

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of May 15, 2013, we had 530,000,000 shares of our common stock issued and outstanding, held by five (5) shareholders of record, with many others in street name.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1.       we would not be able to pay our debts as they become due in the usual course of business, or;

2.       our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

 Item 6. Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Results of Operations for the Years Ended January 31, 2013 and 2012

We generated nominal revenues from April 19, 2010 (date of inception) to January 31, 2013. We do not expect to generate revenues until we are able to obtain financing and execute on our business plan.

During the fiscal year ended January 31, 2013, we incurred operating expenses of $49,751, as compared with $11,417 for the fiscal year ended January 31, 2012. Our operating expenses increased primarily as a result of professional fees, which were $47,965 for the fiscal year ended January 31, 2013, as compared with only $10,200 for the fiscal year ended January 31, 2012. We incurred operating expenses of $65,164 for the period from April 19, 2010 (date of inception) to January 31, 2013.

We incurred a net loss of $49,751 for the year ended January 31, 2013, as compared with a net loss of $10,417 for the prior year. We incurred a net loss of $64,164 for the period from April 19, 2010 (date of inception) to January 31, 2013.

Liquidity and Capital Resources

As of January 31, 2013, we had current assets of $649 and total assets of $1,122. We had current liabilities of $40,286 as of January 31, 2013. As such, we had a working capital deficit of $39,637.

Operating activities used $50,104 in cash for the year ended January 31, 2013. The decrease in cash was primarily attributable to funding the loss for the year.

Financing activities provided $35,961 for the year ended January 31, 2013 and consisted entirely of loans from shareholders.

Based upon our current financial condition, we do not have sufficient cash to operate our business at the current level for the next twelve months. We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of our company as a going concern. However, we had limited revenues, negative working capital and continuing losses from operations as of January 31, 2013. We currently have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that we will be dependent, for the near future, on additional investment capital to fund operating expenses. We intend to position our company so that we may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that we will be successful in this or any of our endeavors or become financially viable and continue as a going concern.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We do not believe that any accounting policies currently fit this definition.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of January 31, 2013 and 2012
F-3	Statements of Operations for the years ended January 31, 2013 and January 31, 2012, and the period from April 19, 2010 (Date of Inception) to January 31, 2013
F-4	Statement of Stockholders’ (Deficiency) Equity for period from April 19, 2010 (Date of Inception) to January 31, 2013
F-5	Statements of Cash Flows for the years ended January 31, 2013 and January 31, 2012, and the period from April 19, 2010 (Date of Inception) to January 31, 2013
F-6	Notes to Financial Statements

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Pinacle Enterprise Inc.

Las Vegas, Nevada

We have audited the accompanying balance sheets of Pinacle Enterprise Inc. (the “Company”) as of January 31, 2013 and 2012, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and the period from April 19, 2010 (Date of Inception) through January 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pinacle Enterprise Inc. as of January 31, 2013 and 2012 and the results of its operations and its cash flows for the years then ended and the period from April 19, 2010 (Date of Inception) through January 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has negative working capital, has received limited revenue from sales of products or services, and has incurred losses from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 8. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan

May 14, 2013

PINACLE ENTERPRISE INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF JANUARY 31, 2013 AND 2012

ASSETS	2013	2012
Current Assets
Cash and cash equivalents	$103	$14,246
Prepaid expenses	546	0
Total Current Assets	649	14,246

Property and equipment, net	473	866

Total Assets	$1,122	$15,112

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accrued expenses	$4,300	$4,500
Loan from shareholder	35,986	25

Total Liabilities	40,286	4,525

Stockholders’ Equity (Deficit)
Common stock, par value $0.001; 900,000,000 shares authorized, 530,000,000 shares issued and outstanding	530,000	5,300
Additional paid in capital	0	19,700
Deficit accumulated during the development stage	(569,164)	(14,413)
Total Stockholders’ Equity (Deficit)	(39,164)	10,587

Total Liabilities and Stockholders’ Equity (Deficit)	$1,122	$15,112

See accompanying notes to financial statements.

PINACLE ENTERPRISE INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JANUARY 31, 2013 AND 2012

FOR THE PERIOD FROM APRIL 19, 2010 (INCEPTION) TO JANUARY 31, 2013

	Year ended January 31, 2013	Year ended January 31, 2012	Period from April 19, 2010 (Inception) to January 31, 2013

REVENUES	$0	$1,000	$1,000

OPERATING EXPENSES
Professional fees	47,965	10,200	61,915
Bank fees	45	34	319
Advertising	75	75	150
Depreciation	393	314	707
Website	0	500	500
General and administrative expenses	1,273	294	1,573
TOTAL OPERATING EXPENSES	49,751	11,417	65,164

LOSS FROM OPERATIONS	(49,751)	(10,417)	(64,164)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(49,751)	$(10,417)	$(64,164)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	530,000,000	530,000,000

See accompanying notes to financial statements.

PINACLE ENTERPRISE INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM APRIL 19, 2010 (INCEPTION) TO JANUARY 31, 2013

	Common Stock		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Inception, April 19 2010	—	$—	$—	$—	$—

Shares issued for cash	400,000,000	4,000	—	—	4,000

Shares issued for cash	50,000,000	500	4,500	—	5,000

Shares issued for cash	80,000,000	800	15,200	—	16,000

Net loss for the year ended January 31, 2011	—	—	—	(3,996)	(3,996)

Balance, January 31, 2011	530,000,000	5,300	19,700	(3,996)	21,004

Net loss for the year ended January 31, 2012	—	—	—	(10,417)	(10,417)

Balance, January 31, 2012	530,000,000	5,300	19,700	(14,413)	10,587

Net loss for the year ended January 31, 2013	—	—	—	(49,751)	(49,751)

Par value adjustment – Forward stock split: 100:1	—	524,700	(19,700)	(505,000)	0

Balance, January 31, 2013	530,000,000	$530,000	$0	$(569,164)	$(39,164)

See accompanying notes to financial statements.

PINACLE ENTERPRISE INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JANUARY 31, 2013 AND 2012

FOR THE PERIOD FROM APRIL 19, 2010 (INCEPTION) TO JANUARY 31, 2013

	Year ended January 31, 2013	Year ended January 31, 2012	Period from April 19, 2010 (Inception) to January 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(49,751)	$(10,417)	$(64,164)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	393	314	707
Changes in assets and liabilities:
(Increase) in prepaid expenses	(546)	0	(546)
Increase (decrease) in accrued expenses	(200)	4,500	4,300
Net Cash Used in Operating Activities	(50,104)	(5,603)	(59,703)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	0	(1,180)	(1,180)
Net Cash Used in Investing Activities	0	(1,180)	(1,180)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	0	0	25,000
Loans from shareholder	35,961	0	35,986
Net Cash Provided by Financing Activities	35,961	0	60,986

Net Increase (Decrease) in Cash	(14,143)	(6,783)	103
Cash, beginning of period	14,246	21,029	0
Cash, end of period	$103	$14,246	$103

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

PINACLE ENTERPRISE INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2013

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

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a January 31 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $103 and $14,246 of cash as of January 31, 2013 and 2012, respectively.

Property and Equipment

The capital assets are being depreciated over their estimated useful lives using the straight line method of depreciation for book purposes.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, prepaid expenses, property and equipment, accrued expenses and amounts due to a shareholder. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

PINACLE ENTERPRISE INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2013

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of January 31, 2013.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost and consisted of the following at January 31, 2013 and 2012:

	2013	2012
Computer software	$1,180	$1,180
Less: Accumulated depreciation	(707)	(314)
Property and equipment, net	$473	$866

The Company estimated the estimated useful life of the software to be three years.

Depreciation expense was $393 and $314 for the years ended January 31, 2013 and 2012.

NOTE 4 – ACCRUED EXPENSES

Accrued expenses at January 31, 2013 consisted of $4,300 owed to the Company’s outside independent auditors for services rendered for periods reported on in these financial statements.

Accrued expenses at January 31, 2012 consisted of $4,000 owed to the Company’s outside independent auditors for services rendered for periods reported on in these financial statements and $500 due to a vendor for website design.

PINACLE ENTERPRISE INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2013

NOTE 5 – LOAN FROM SHAREHOLDER

On May 20, 2010, a shareholder loaned $25 to the Company to open the bank account. During the year ended January 31, 2013, the shareholder loaned an additional $35,961 to fund operations. The loans are unsecured, non-interest bearing and due on demand. The balance due to the shareholder was $35,986 and $25 as of January 31, 2013 and 2012, respectively.

NOTE 6 – COMMON STOCK

On July 2, 2010, the Company issued 400,000,000 shares of common stock for cash proceeds of $4,000.

On July 9, 2010, the Company issued 50,000,000 shares of common stock for cash proceeds of $5,000.

On August 11, 2010, the Company issued 80,000,000 shares of common stock for cash proceeds of $16,000.

There were no additional stock issuances during the year ended January 31, 2013.

On February 19, 2013, the Company filed a certificate of amendment with the State of Nevada increasing the authorized common shares to 900,000,000 with a par value of $0.001.

Also on February 19, 2013, the Company filed a certificate of change effecting a 100 to 1 forward stock split. All share and per share data in these financial statements and footnotes has been adjusted retrospectively to account for the stock split.

There were 530,000,000 shares of common stock issued and outstanding as of January 31, 2013 and 2012.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

NOTE 8 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company had limited revenues, negative working capital and continuing losses from operations as of January 31, 2013. The Company currently has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

PINACLE ENTERPRISE INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2013

NOTE 9 – INCOME TAXES

As of January 31, 2013, the Company had net operating loss carry forwards of $64,124 that may be available to reduce future years’ taxable income in varying amounts through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the years ended January 31:

	2013	2012
Federal income tax benefit attributable to:
Current Operations	$16,915	$3,542
Less: valuation allowance	(16,915)	(3,542)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of January 31:

	2013	2012
Deferred tax asset attributable to:
Net operating loss carryover	$21,817	$4,902
Less: valuation allowance	(21,817)	(4,902)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $64,124 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 10 – SUBSEQUENT EVENTS

On February 19, 2013, the Company filed a certificate of amendment with the State of Nevada increasing the authorized common shares to 900,000,000 with a par value of $0.001.

Also on February 19, 2013, the Company filed a certificate of change affecting a 100 to 1 forward stock split. All share and per share data in these financial statements and footnotes has been adjusted retrospectively to account for the stock split.

On April 29, 2013, the Company entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (the “Agreement”) with our prior officer and director, Mikhail Kats. Pursuant to the Agreement, the Company transferred all assets and business operations associated with the architectural design, architectural animation, 3D modeling as well as CAD drafting and conversion services to Mr. Kats. In exchange, Mr. Kats agreed to assume and cancel all liabilities relating to the former business, including officer loans amounting to $35,986.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to January 31, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304 of Regulation S-K during the fiscal year ending January 31, 2013.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being January 31, 2013. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of January 31, 2013 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of January 31, 2013, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending January 31, 2014: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Remediation of Material Weakness

We are unable to remedy our controls related to the inadequate segregation of duties and ineffective risk management until we receive financing to hire additional employees. We are currently in the process of hiring an outsourced controller to improve the controls for accounting and financial reporting.

Limitations on the Effectiveness of Internal Controls

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors or all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements, due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns may occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risk.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table contains information with respect to our current executive officers and directors:

Name	Age	Principal Positions With Us
Robert Eakle	40	President, Chief Executive Officer and Director

Robert Eakle is our newly appointed President, Chief Executive Officer, and Director. Robert has dedicated the last five years pursuing his passion for alkaline waters. Mr. Eakle formed Alkame Water, Inc. on March 1, 2012. From that point on, he had been the President, CEO and director of Alkame. Prior to that, in 2008, Mr. Eakle formed US Beverages Service, LLC, and was the owner/manager of that company.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our CEO and director, Robert Eakle, at the address appearing on the first page of this annual report.

Code of Ethics

We have not adopted a Code of Ethics that applies our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us for our fiscal years ended January 31, 2013 and 2012.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mikhail Kats Former President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director	2013 2012	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Olga Kats Former Secretary	2013 2012	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Narrative Disclosure to Summary Compensation Table

We have not entered into any employment agreement or consulting agreement with our executive officers. There are no arrangements or plans in which we provide pension, retirement or similar benefits for executive officers.

Although we do not currently compensate our officers, we reserve the right to provide compensation at some time in the future. Our decision to compensate officers depends on the availability of our cash resources with respect to the need for cash to further our business purposes.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of January 31, 2013.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(#)
Mikhail Kats	-	-	-	-	-	-	-	-	-
Olga Kats	-	-	-	-	-	-	-	-	-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of May 15, 2013, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under applicable law. Unless otherwise indicated below, each entity or person listed below maintains an address of 3651 Lindell Road, Suite D # 356, Las Vegas, Nevada 89103.

The number of shares beneficially owned by each stockholder is determined under rules promulgated by the SEC. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days through the exercise of any stock option, warrant or other right. The inclusion in the following table of those shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner.

Beneficial owner	Number of shares beneficially owned (1)	Percentage Owned (2)
Officers and Directors
Robert Eakle	350,000,000	66%

5 Percent Shareholders
None

(1)     Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of common stock listed as owned by that person or entity.

(2)     A total of 530,000,000 shares of the Company’s common stock are considered to be outstanding as of May 15, 2013pursuant to Rule 13d-3(d)(1) under the Securities Exchange Act of 1934.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than the transactions described below and under the heading “Executive Compensation” (or with respect to which such information is omitted in accordance with SEC regulations), since February 1, 2012 there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed $120,000, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

On April 29, 2013, we entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (the “Agreement”) with our prior officer and director, Mikhail Kats. Pursuant to the Agreement, we transferred all assets and business operations associated with our architectural design, architectural animation, 3D modeling as well as CAD drafting and conversion services to Mr.Kats. In exchange, Mr. Kats agreed to assume and cancel all liabilities relating to our former business, including officer loans amounting to $21,376.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended October 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2013	$7,150	$0	$0	$0
2012	$6,450	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL).

(1) Incorporated by reference to the Registration Statement on Form S-1 filed on June 21, 2011; also incorporated by reference to the Current Report on Form 8-K filed on October 29, 2010.

** Provided herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pinacle Enterprise, Inc.

By:	/s/ Robert Eakle
Robert Eakle President, Chief Executive Officer, Principal Executive Officer, and Director
May 16, 2013

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Robert Eakle
Robert Eakle President, Chief Executive Officer, Principal Executive Officer, and Director
May 16, 2013

