Form 10-Q
period 2013-04-30
Pinacle Enterprise, Inc.
filed 2013-06-14
CIK 1522165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2013

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to __________

Commission File Number: 333-175044

Pinacle Enterprise, Inc.
(Exact name of registrant as specified in its charter)

Nevada	98-0661455
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3651 Lindell Road, Suite D # 356 Las Vegas, Nevada 89103
(Address of principal executive offices)

(443) 620-0081
(Registrant’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

[ ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 523,000,000 shares as of June 14, 2013.

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of April 30, 2013 and January 31, 2013 (unaudited)
F-2	Statements of Operations for the three months ended April 30, 2013 and 2012 and period from April 19, 2010 (Inception) to April 30, 2013 (unaudited)
F-3	Statements of Cash Flows for the three months ended April 30, 2013 and 2012 and period from April 19, 2010 (Inception) to April 30, 2013 (unaudited)
F-4	Notes to Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended April 30, 2013 are not necessarily indicative of the results that can be expected for the full year.

3

PINACLE ENTERPRISE INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

AS OF APRIL 30, 2013 AND JANUARY 31, 2013

ASSETS	April 30, 2013	January 31, 2013
Current Assets
Cash and cash equivalents	$15,991	$103
Prepaid expenses	546	546
	16,537	649
Property and equipment, net	375	473

Total Assets	$16,912	$1,122

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accrued expenses	$3,693	$4,300
Loan from shareholder	0	35,986

Total Liabilities	3,693	40,286

Stockholders’ Equity (Deficit)
Common stock, par value $0.001; 900,000,000 shares authorized, 530,000,000 shares issued and outstanding	530,000	530,000
Additional paid in capital	62,986	0
Deficit accumulated during the development stage	(579,767)	(569,164)
Total Stockholders’ Equity (Deficit)	13,219	(39,164)

Total Liabilities and Stockholders’ Equity (Deficit)	$16,912	$1,122

See accompanying notes to financial statements.

PINACLE ENTERPRISE INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

THREE MONTHS ENDED APRIL 30, 2013 AND 2012

FOR THE PERIOD FROM APRIL 19, 2010 (INCEPTION) TO APRIL 30, 2013

	Three Months Ended April 30, 2013	Three Months Ended April 30, 2012	Period From April 19, 2010 (Inception) to April 30, 2013

REVENUES	$0	$0	$1,000

OPERATING EXPENSES
Professional fees	10,488	5,950	72,403
Bank fees	0	45	319
Advertising	17	15	167
Amortization	98	98	805
Website	0	0	500
General and administrative expenses	0	448	1,573
TOTAL OPERATING EXPENSES	10,603	6,556	75,767

LOSS FROM OPERATIONS	(10,603)	(6,556)	(74,767)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(10,603)	$(6,556)	$(74,767)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	530,000,000	530,000,000

See accompanying notes to financial statements.

PINACLE ENTERPRISE INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

THREE MONTHS ENDED APRIL 30, 2013 AND 2012

FOR THE PERIOD FROM APRIL 19, 2010 (INCEPTION) TO APRIL 30, 2013

	Three Months Ended April 30, 2013	Three Months Ended April 30, 2012	Period From April 19, 2010 (Inception) to April 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(10,603)	$(6,556)	$(74,767)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Amortization	98	98	805
Changes in assets and liabilities:
Increase in prepaid expenses	0	0	(546)
Increase (decrease) in accrued expenses	(607)	(3,550)	3,693
Net Cash Used in Operating Activities	(11,112)	(10,008)	(70,815)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	0	0	(1,180)
Net Cash Used in Investing Activities	0	0	(1,180)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	0	0	25,000
Loans from former shareholder/officer	27,000	0	62,986
Net Cash Provided by Financing Activities	27,000	0	87,986

Net Increase (Decrease) in Cash	15,888	(10,008)	15,991
Cash, beginning of period	103	14,246	0
Cash, end of period	$15,991	$4,238	$15,991

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0
Income taxes paid	$0	$0

See accompanying notes to financial statements.

PINACLE ENTERPRISE INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2013

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $15,991 and $103 of cash as of April 30, 2013 and January 31, 2013, respectively.

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

PINACLE ENTERPRISE INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of April 30, 2013.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost and consisted of the following at April 30, 2013 and January 31, 2013:

	April 30, 2013	January 31, 2013
Computer software	$1,180	$1,180
Less: Accumulated depreciation	(805)	(707)
Property and equipment, net	$375	$473

The Company estimated the estimated useful life of the software to be three years. Depreciation expense was $98 and $98 for the three months ended April 30, 2013 and 2012.

NOTE 4 – ACCRUED EXPENSES

Accrued expenses at April 30, 2013 consisted of $1,200 owed to the Company’s outside independent auditors for services rendered for the quarter ended April 30, 2013 and $2,493 owed to the Company’s legal counsel. Accrued expenses at January 31, 2013 consisted of $4,300 owed to the Company’s outside independent auditors for services rendered for the year ended January 31, 2013.

NOTE 5 – LOANS FROM FORMER SHAREHOLDER/OFFICER

From inception to April 30, 2013, a former shareholder/officer loaned the Company amounts totaling $62,986 to fund operations of the Company. The loans were unsecured, non-interest bearing and due on demand. In connection with a change in control of the Company, the loans were forgiven during the quarter ended April 30, 2013 and have been reclassified as additional paid-in capital. The balance due to the former shareholder/officer was $0 and $35,986 as of April 30, 2013 and January 31, 2013, respectively.

PINACLE ENTERPRISE INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2013

NOTE 6 – COMMON STOCK

On July 2, 2010, the Company issued 4,000,000 shares of common stock for cash proceeds of $4,000 at $0.001 per share.

On July 9, 2010, the Company issued 500,000 shares of common stock for cash proceeds of $5,000 at $0.01 per share.

On August 11, 2010, the Company issued 800,000 shares of common stock for cash proceeds of $16,000 at $0.02 per share.

There were no additional stock issuances during the period ended April 30, 2013.

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

There were 530,000,000 shares of common stock issued and outstanding as of April 30, 2013 and January 31, 2013.

NOTE 7 – INCOME TAXES

As of April 30, 2013, the Company had net operating loss carry forwards of approximately $74,800 that may be available to reduce future years’ taxable income in varying amounts through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	April 30, 2013	April 30, 2012
Federal income tax benefit attributable to:
Current operations	$3,605	$2,229
Less: valuation allowance	(3,605)	(2,229)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	April 30, 2013	January 31, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$25,422	$21,817
Less: valuation allowance	(25,422)	(21,817)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $74,800 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

PINACLE ENTERPRISE INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2013

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

NOTE 9 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company had limited revenues as of April 30, 2013. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to April 30, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Overview

We were incorporated in the State of Nevada on April 19, 2010. Until recently, we were a development stage company engaged in the business of architectural design, architectural animation, 3D modeling as well as Computer-Aided Design (CAD) drafting and conversion services.

Since the initiation of this plan of operations, however, we have experienced losses and have been unable to obtain additional finances. In order to pursue our business plan, we would need to obtain additional funding in the form of equity financing from the sale of our common stock or loans. Unfortunately, we have not been able to identify sources of equity financing and do not have any arrangements in place for any future financing. The risky nature of this enterprise and lack of tangible assets places debt financing beyond our reach.

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

On April 29, 2013, we entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (the “Agreement”) with our prior officer and director, Mikhail Kats. Pursuant to the Agreement, we transferred all assets and business operations associated with our architectural design, architectural animation, 3D modeling as well as CAD drafting and conversion services to Mr.Kats. In exchange, Mr. Kats agreed to assume and cancel all liabilities relating to our former business, including officer loans amounting to $62,986.

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

4

Results of Operations for the three months ended April 30, 2013 and 2012 and for the Period from April 19, 2010 (Date of Inception) until April 30, 2013

We generated no revenues since our inception. We do not expect to generate revenues until we are able to obtain financing and execute on our business plan.

We incurred $10,603 in operating expenses for the three months ended April 30, 2013, as compared with $6,556 in operating expenses for the same period ended April 30, 2012. Our operating expenses for the three months ended April 30, 2013 and 2012 consisted mainly of professional fees. Our operating expenses from April 19, 2010 (Date of Inception) until April 30, 2013 were $75,767.

We expect that our operating expenses will increase as we are able to locate funds and pursue business operations. Until then, our operating expenses will include mainly general and administrative expenses for accounting fees, legal costs and other miscellaneous items.

We had a net loss of $10,603 for the three months ended April 30, 2013, as compared with a net loss of $6,556 for the same period ended April 30, 2012. We have an accumulated net loss of $74,767 from April 19, 2010 (Date of Inception) until April 30, 2013.

Liquidity and Capital Resources

As of April 30, 2013, we had current assets of $16,537 and total assets of $16,912. We had current liabilities of $3,693 as of April 30, 2013. As such, we had working capital of $12,844.

Operating activities used $11,112 in cash for the three months ended April 30, 2013. The decrease in cash was primarily attributable to funding the loss for the year.

Financing activities provided $27,000 for the three months ended April 30, 2013 and consisted entirely of loans from our former officer and shareholder.

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

Off Balance Sheet Arrangements

As of April 30, 2013, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of our company as a going concern. However, we had limited revenues as of April 30, 2013. We currently have limited working capital, and have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

5

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2013. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2013, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of April 30, 2013, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending January 31, 2014: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended April 30, 2013 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

6

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A: Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2013 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pinacle Enterprise, Inc.

Date:	June 14, 2013

By:	/s/ Robert Eakle
Robert Eakle
Title:	Chief Executive Officer and Director

8