Form 10-Q
period 2013-06-30
Pinacle Enterprise, Inc.
filed 2013-08-19
CIK 1522165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

(702) 273-9714
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 373,000,000 shares as of August 19, 2013.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012 (unaudited)
F-2	Consolidated Statements of Operations for the three months ended June 30, 2013 and 2012, the six months ended June 30, 2013 and period from March 1, 2012 (Inception) to June 30, 2013 and 2012 (unaudited)
F-3	Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and period from March 1, 2012 (Inception) to June 30, 2013 and 2012 (unaudited)
F-4	Consolidated Notes to Financial Statements

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2013 are not necessarily indicative of the results that can be expected for the full year.

3

 PINACLE ENTERPRISE, INC.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(Expressed in US dollars)

	June 30, 2013 $	December 31, 2012 $
	(unaudited)
ASSETS
Cash	207,000	145
Total Assets	207,000	145

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities	17,539	10,759
Due to related parties	3,489	17,162
Note payable – related party	61,500	7,000
Note payable	500,000	—
Total Current Liabilities	582,528	34,921

STOCKHOLDERS’ DEFICIT
Preferred Stock Authorized: 20,000,000 common shares with a par value of $0.01 per share Issued and outstanding: nil preferred shares	—	—
Common Stock Authorized: 900,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 623,000,000 common shares	623,000	630,000

Additional Paid-In Capital	(623,000)	(630,000)
Accumulated Deficit during the development stage	(375,528)	(34,776)

Total Stockholders’ Deficit	(375,528)	(34,776)
Total Liabilities and Stockholders’ Deficit	207,000	145

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PINACLE ENTERPRISE, INC.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Expressed in US dollars)

(unaudited)

	For the three months ended June 30, 2013 $	For the three months ended June 30, 2012 $	For the six months ended June 30, 2013 $	Period from March 1, 2012 (date of inception) to June 30, 2012 $	Accumulated from March 1, 2012 (date of inception) to June 30, 2013 $

Revenue	–	–	–	–	–

Operating expenses

Advertising	75,439	—	97,854	—	97,854
Consulting fees	153,500	—	201,830	—	206,190
General and administrative	19,633	388	21,094	788	51,510
Professional fees	10,500	—	10,500	—	10,500

Total operating expenses	259,072	388	331,278	788	366,054

Loss before other expenses	(259,072)	(388)	(331,278)	(788)	(366,054)

Other expenses

Interest expense	(9,474)	—	(9,474)	—	(9,474)

Total other expenses	(9,474)	—	(9,474)	—	(9,474)

Net loss	(268,546)	(388)	(340,752)	(788)	(375,528)

Net loss per share, basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average shares outstanding – basic and diluted	623,000,000	623,000,000	623,000,000	623,000,000

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PINACLE ENTERPRISE, INC.

(A Development Stage Company)

Condensed Consolidated Statements of Cashflows

(Expressed in US dollars)

(unaudited)

	For the six months ended June 30, 2013 $	Period from March 1, 2012 (date of inception) to June 30, 2012 $	Accumulated from March 1, 2012 (date of inception) to June 30, 2013 $
Operating Activities

Net loss for the period	(340,752)	(788)	(375,528)

Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid on behalf of the Company by a related party	—	788	21,915
Expenses paid on behalf of the Company	63,000	—	63,000

Changes in operating assets and liabilities:
Accounts payable	6,779	—	17,538

Net cash used in operating activities	(270,973)	—	(273,075)

Financing Activities
Proceeds from note payable	500,000	—	500,000
Proceeds from related parties	7,985	—	14,200
Repayments to related parties	(21,657)	—	(25,625)
Repayments of note payable	(8,500)	—	(8,500)

Net cash provided by financing activities	477,828	—	480,075

Increase in cash	206,855	—	207,000

Cash, beginning of period	145	—	—

Cash, end of period	207,000	—	207,000

Non-cash investing and financing activities:
Issuance of founders’ shares	—	1,000	—

Supplemental Disclosures
Interest paid	—	—	—
Income tax paid	—	—	—

 (The accompanying notes are an integral part of these condensed consolidated financial statements)

PINACLE ENTERPRISE, INC.

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

(unaudited)

1. Nature of Operations and Continuance of Business

Pinacle Enterprise Inc. (the "Company") was incorporated under the laws of the State of Nevada on April 19, 2010. The Company is a development stage company as defined by FASB guidelines. The Company is in the business of manufacturing bottled/canned alkaline, antioxidant and oxygenated water.

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of June 30, 2013, the Company has not recognized any revenue, has a working capital deficit of $375,528 and an accumulated deficit of $375,528. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies
a)	Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. All inter-company accounts and transactions have been eliminated. The Company’s fiscal year end is December 31.

b)	Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)	Interim Financial Statements

The interim condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate so as to make the information presented not misleading.

These interim condensed financial statements follow the same significant accounting policies and methods of application as the Company’s annual financial statements for the year ended December 31, 2012. The results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2012.

PINACLE ENTERPRISE, INC.

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

(unaudited)

2.	Summary of Significant Accounting Policies (continued)
d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at June 30, 2013, the Company had no cash equivalents.

e)	Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at June 30, 2013, the Company had no potentially dilutive shares.

f) Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities and amounts due to related parties. Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

g)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740 “Accounting for Income Taxes” as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in this financial statement because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

PINACLE ENTERPRISE, INC.

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

(unaudited)

2.	Summary of Significant Accounting Policies (continued)
h)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2013, the Company has no items representing comprehensive income or loss.

i)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

j)	Condensed Financial Statements

The interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate so as to make the information presented not misleading.

These interim condensed consolidated financial statements follow the same significant accounting policies and methods of application as the Company’s annual financial statements for the year ended December 31, 2012. The results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2012.

k)	Consolidated Financial Statements

The consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries. Intercompany balances and transactions have been eliminated upon consolidation.

3.	Reverse Merger

On June 25, 2013, the Company acquired 100% of the members’ shares of Alkame Water (“Alkame”), a company incorporated in the state of Nevada on March 1, 2012, in exchange for 450,000,000 common shares, comprised of 350,000,000 common shares privately transacted from the President of Company and the issuance of 100,000,000 common shares to shareholders of Alkame. Effectively, Alkame held 71% of the issued and outstanding common shares of the Company and the transaction has been accounted for as a reverse merger, where Alkame is deemed to be the acquirer for accounting purposes.

As part of the acquisition transaction, all assets and liabilities of Pinacle Enterprise, Inc. at the date of acquisition were assumed by the former management.

4. Related Party Transactions

During the six months ended June 30, 2013, the Company received $7,985 (December 31, 2012 - $6,215) in cash loans, and made cash payments on these amounts owing totaling $21,657 (December 31, 2012 - $3,968) during the quarter ended June 30, 2013.

As at June 30, 2013, the Company owes $3,489 (December 31, 2012 - $17,162) to the President of the Company. The amounts owing are unsecured, non-interest bearing and due on demand.

5. Notes Payable

During the six months ended June 30, 2013, the Company had $63,000 in expenses paid on its behalf by a director of the Company. During the six months ended June 30, 2013, the Company repaid $8,500 of the amount owed to a director of the Company.

As at June 30, 2013, the Company owed $61,500 (December 31, 2012 - $7,000) to a director of the Company for consulting and cash advances. The amounts owing are unsecured, non-interest bearing, and due on demand.

On March 29, 2013, the Company entered into a promissory note agreement for $500,000. On April 8, 2013, the Company received $200,000 and on May 1, 2013, the Company received $300,000. Pursuant to the agreement, the loan is secured with a general security agreement, bears interest at 10% per annum, and is due on March 30, 2015. As at June 30, 2013, the Company has accrued interest of $9,479.

6. Common Shares

On March 1, 2012, the Company issued 100,000 founders’ share with a fair value of $1,000 to officers and directors of the Company.

7. Subsequent events

We have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events, other than the following:

a) On July 8, 2013, the Company issued 10,000,000 of Series A Preferred Stock to the President of the Company, in exchange for the cancellation and return to treasury of 250,000,000 shares of his common stock in the Company.

b) On August 1, 2013, the Company changed their year end from January 31 to December 31.

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

Overview

Pinacle was incorporated in the State of Nevada on April 19, 2010. Until recently, we were a development stage company engaged in the business of architectural design, architectural animation, 3D modeling as well as Computer-Aided Design (CAD) drafting and conversion services.

On June 25, 2013, we entered into an Agreement of Merger and Plan of Reorganization with Alkame Water, Inc., a privately held Nevada corporation (“Alkame Water”), and Alkame Acquisition Corp., our wholly-owned Nevada subsidiary. In connection with the closing of this merger transaction, Alkame Sub merged with and into Alkame Water (the “Merger”) on June 26, 2013, with the filing of Articles of Merger with the Nevada Secretary of State.

As a result of the Merger, we are now in the business of pursuing the sale and distribution of the Alkame brand of bottled waters, as well as other various applications for water treatment technology. Our principal executive offices are located at 3651 Lindell Road, Suite D # 356, Las Vegas, Nevada 89103, and our telephone number is now (702) 273-9714.

We currently hold a three year limited exclusive distribution agreement for the consumer market. We are permitted to distribute our technologically enhanced bottled water in the consumer market in the United States, Canada and Mexico.

Aside from holding the aforementioned distribution rights, we are currently in negotiations to acquire the patents on the proprietary process that we believe is the most technologically advanced in water treatment systems for complete hydration. Our primary objective is to acquire the patented technology underlying our brand, and then to introduce, promote, aggressively market and establish channels of distribution to sell our product to a wide range of consumers, first in the United States, Canada and Mexico, and then globally. If we are able to acquire the rights to the technology, we believe that all the prime characteristics of the hottest premium bottled waters in the market will be taken and rolled up into our product.

We believe that holding the patents will enable us to enhance our position in the investment community, allow us to expand our reach in the distribution of product, and provide us access to other applications the water treatment technology has available. There is no assurance, however, that we will be able to reach agreement with the owner of the patents. We hope to have more information in subsequent filings.

Results of Operations for the three months ended June 30, 2013 and 2012, six months ended June 30, 2013 and for the Period from March 1, 2012 (Date of Inception) until June 30, 2013 and 2012

Working Capital

	June 30,	December 31,
	2013 $	2012 $
Current Assets	207,000	145
Current Liabilities	582,528	34,921
Working Capital (Deficit)	(375,528)	(34,776)

Cash Flows

	Six months ended June 30, 2013 $	Six months ended June 30, 2012 $
Cash Flows from (used in) Operating Activities	(270,973)	—
Cash Flows from (used in) Financing Activities	477,828	—
Net Increase (decrease) in Cash During Period	206,855	—

Operating Revenues

We have not generated any revenues from March 1, 2012 (date of inception) to June 30, 2013.

Operating Expenses and Net Loss

Three Months ended June 30, 2013

Operating expenses for the three months ended June 30, 2013 were $259,072 compared with $388 for the three months ended June 30, 2012. The increase in operating expense is attributed to an increase in operating activity compared to prior year, including $75,439 in advertising and marketing costs, $153,500 in consulting fees to various consultants, and $10,500 in professional fees for legal, accounting, and audit services required for SEC filing requirements.

Six Months Ended June 30, 2013

Operating expenses for the six months ended June 30, 2013 were $331,278 compared with $788 for the six months ended June 30, 2012. The increase in operating expense is attributed to an increase in operating activity compared to prior year, including $97,854 in advertising and marketing costs, $201,830 in consulting fees to various consultants, and $10,500 in professional fees for legal, accounting, and audit services required for SEC filing requirements.

During the six months ended June 30, 2013, the Company incurred a net loss of $340,752 or $nil per share compared to $788 or $nil per share during the six months ended June 30, 2012. In addition to operating expenses, the Company incurred interest expense of $9,474 during the six months ended June 30, 2013 for accrued interest on $500,000 of notes payable, which are unsecured, bears interest at 10% per annum, and is due on demand.

Liquidity and Capital Resources

As at June 30, 2013, the Company’s cash balance and total assets were $207,000 compared to $145 as at December 31, 2012. The increase in cash and total assets are attributed to proceeds of $500,000 from the issuance of notes payable which were used to repay outstanding operating costs with the remaining amounts unspent.

As at June 30, 2013, the Company had total liabilities of $582,528 compared with total liabilities of $34,921 as at December 31, 2012. The increase in total liabilities is attributed to increases in accounts payable and accrued liabilities of $6,780 due to timing differences between the payment terms of various operating expenditures, $500,000 for the issuance of notes payable during the year, $7,985 for notes payable issued to related parties during the year, and offset by repayments of amounts $21,657 to related parties.

As at June 30, 2013, the Company has a working capital deficit of $375,528 compared with $34,776 at December 31, 2012 and the increase in the working capital deficit is attributed to the expenditures incurred in excess of the proceeds received from financing during the period.

Cashflow from Operating Activities

During the six months ended June 30, 2013, the Company used $270,973 of cash for operating activities compared to the use of $nil of cash for operating activities during the period ended June 30, 2012. The increase in the use of cash for operating activities was attributed to the fact that the Company received $477,828 of net proceeds from financing activities which were used to repay outstanding operating costs.

Cashflow from Financing Activities

During the six months ended June 30, 2013, the Company received proceeds of $477,828 from financing activities compared to $nil during the period ended June 30, 2012. The increase in proceeds from financing activities were attributed to $500,000 from the issuance of notes payable which are unsecured, bears interest at 10% per annum, and is due on demand, less $13,672 repaid to related parties, and $8,500 repayment for an outstanding note payable.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2013. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2013, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2013: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2013 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 8, 2013, we issued a total of 10,000,000 shares of our newly designated Series A Preferred Stock to our officer and director, Robert Eakle, in exchange for the cancellation and return to treasury of 250,000,000 shares of his common stock in our company.

These securities were issued pursuant to Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. The investor represented his intention to acquire the securities for investment only and not with a view towards distribution. The investor was given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pinacle Enterprise, Inc.

Date:	August 19, 2013

By:	/s/ Robert Eakle
Robert Eakle
Title:	Chief Executive Officer and Director

