Form 10-Q
period 2013-09-30
Pinacle Enterprise, Inc.
filed 2013-12-13
CIK 1522165

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission File Number: 333-175044

Pinacle Enterprise, Inc.
(Exact name of registrant as specified in its charter)

Nevada	98-0661455
(State or other jurisdiction of incorporation organization)	(I.R.S. Employer Identification No.)

3651 Lindell Road, Suite D #356 Las Vegas, NV 89103
(Address of principal executive offices) (Zip Code)

Registrant’s Telephone Number, Including Area Code: 702-273-9714

_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 399,979,885 as of December 13, 2013.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Forward Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

  the uncertainty that we will not be able to successfully execute our business plan;
  risks related to the large number of established and well-financed entities that are actively seeking suitable business opportunities;
  risks related to the failure to successfully manage or achieve growth of a new business opportunity; and
  other risks and uncertainties related to our business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2013 are not necessarily indicative of the results that can be expected for the full year.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our”, “our company” and “Pinacle” mean Pinacle Enterprise, Inc., unless otherwise stated.

PINACLE ENTERPRISE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
ASSETS	(unaudited)
CURRENT ASSETS:
Cash	$249,230	$145
Accounts receivable	16,013	—
Prepaid expenses	630,563	—
Inventory	46,089	—
Exclusivity agreement, Net	8,113	—
TOTAL CURRENT ASSETS	950,008	—
INTANGIBLE ASSETS:
Prepaid expenses - long term	424,583	—
Total other assets	424,583	—
TOTAL ASSETS	$1,374,591	$145
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	10,972	$10,759
Accrued interest	17,597	—
Loans from officer	3,489	17,162
Notes payable	807,490	7,000
TOTAL CURRENT LIABILITIES	839,548	34,921
STOCKHOLDERS' EQUITY (DEFICIT):
Preferred A stock, $.001 par value; authorized shares - 12,000,000 shares; 10,000,000 and 0 shares issued and outstanding	10,000	—
Common stock, $.001 par value; authorized shares - 900,000,000 shares; 399,979,885 and 630,000,000 shares issued and outstanding	399,980	630,000
Additional paid-in capital	4,032,108	(630,000)
Deficit accumulated	(3,907,045)	(34,776)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	535,043	(34,776)
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)	$1,374,591	$145

See accompanying notes to the condensed consolidated financial statements

PINACLE ENTERPRISE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,	Period from March 1, 2012 (date of inception) to September 30,
	2013	2012	2013	2012
Revenues	17,274	—	17,274	—
COST OF SALES
Cost of goods sold	73,529	—	73,529	—
TOTAL COST OF SALES	73,529	—	73,529	—
Gross Loss	(56,255)	—	(56,255)	—
OPERATING EXPENSES:
Sales and advertising	136,793	1,419	234,647	1,419
Consulting fees	11,834	—	3,480,214	—
General and administrative	42,826	600	63,920	1,388
Professional fees	8,730	—	19,230	—
Depreciation and amortization	425	—	425	—
TOTAL OPERATING EXPENSES	200,608	2,019	3,798,436	2,807
OPERATING LOSS	(256,863)	(2,019)	(3,854,691)	(2,807)
MISC. INCOME	(19)	—	(19)	—
INTEREST EXPENSE	8,123	—	17,597	—
TOTAL OTHER (INCOME) EXPENSES	8,104	—	17,578	—
NET LOSS	(264,967)	(2,019)	(3,872,269)	(2,807)
BASIC AND DILUTED - LOSS PER SHARE	0.00	(0.00)	(0.01)	$(0.00)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING Basic and Diluted	515,132,150	630,000,000	602,118,516	630,000,000

See accompanying notes to the condensed consolidated financial statements

PINACLE ENTERPRISE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended September 30, 2013	Period from March 1, 2012 to September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(3,872,269)	(2,807)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of prepaid assets	85,354
Stock issued for services	3,305,550	—
Expenses paid on behalf of company	63,000
Depreciation	425	—
Changes in assets and liabilities:
Accounts receivable	(16,013)	—
Inventory	(46,089)	—
Prepaid Assets	(7,500)	—
Accrued interest	17,597
Accounts payable and accrued expenses	213	—
NET CASH USED IN OPERATING ACTIVITIES	(469,732)	(2,807)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of exclusivity agreement	(5,000)	—
NET CASH USED IN INVESTING ACTIVITIES	(5,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	7,985	2,826
Payments to related parties	(21,658)
Proceeds from notes payable	760,000	—
Payments of notes payable	(22,510)
NET CASH PROVIDED BY FINANCING ACTIVITIES	723,817	2,826
NET INCREASE (DECREASE) IN CASH	$249,085	$20
CASH - BEGINNING OF PERIOD	145	—
CASH - END OF PERIOD	$249,230	$20
Supplemental Schedules of Noncash Investing and Financing Activities
Issuance of founders shares	$—	$1,000
Common stock converted to Preferred A	$250,000	$—
Common stock issued for license agreement	$3,538	—
Common stock issued for prepaid services	$1,133,000	—
Recapitalization	$7,000	—

See accompanying notes to the condensed consolidated financial statements

Pinacle Enterprise, Inc.

Notes to the Unaudited Financial Statements

For the nine months ended September 30, 2013 and 2012

1.	Nature of Operations and Going Concern

Pinacle Enterprise Inc. (the "Company") was incorporated under the laws of the State of Nevada on April 19, 2010. The Company is a development stage company as defined by FASB guidelines. The Company is in the business of manufacturing bottled/canned alkaline, antioxidant and oxygenated water.

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of September 30, 2013, the Company has recognized only $17,274 in revenue and an accumulated deficit of $3,907,045. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Basis of Presentation

These unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for any interim period or an entire year. The Company applies the same accounting policies and methods in its interim financial statements as those in the most recent audited annual financial statements. The financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the year ended December 31, 2012 included in the Company’s filing on Form 8K.

3.	Summary of Significant Accounting Policies

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

c)   Cash and Cash Equivalents

For purposes of the statement of cash flows, cash includes demand deposits, saving accounts and money market accounts. The Company considers all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents.

d) Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at September 30, 2013, the Company had no potentially dilutive shares.

e) Financial Instruments

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

f) Income Taxes

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

g) Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

h)   Consolidated Financial Statements

The consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries. Intercompany balances and transactions have been eliminated upon consolidation.

4.	Reverse Merger

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

As a result of the merger, our board of directors decided to change our fiscal year end from January 31 to December 31.

5.	Notes Payable

At December 31, 2012, the Company owed $7,000 to a shareholder and former director.

During the nine months ended September 30, 2013, the Company had $63,000 in expenses paid on its behalf by this shareholder and former director which was recorded as a Note. On August 1, 2013, the Company and Note Holder amended the Note by mutual agreement increasing the principal amount by an additional $10,000 for other services rendered by the former director. The Note is unsecured, carries no interest during the first 12 months, and accrues interest at 5% per annum on the unpaid principal thereafter.

During the nine months ended September 30, 2013, the Company repaid $22,510 of the Note.

On March 29, 2013, the Company entered into a promissory note agreement for $500,000. On April 8, 2013, the Company received $200,000 and on May 1, 2013, the Company received $300,000. On September 27, 2013, the note agreement was amended to include an additional advance to the Company of $250,000. Pursuant to the agreement, the loan is secured with a general security agreement, bears interest at 10% per annum, and is due on March 30, 2015. As at September 30, 2013, the Company has accrued interest of $17,597.

6.	Related Party Transactions

During the nine months ended September 30, 2013, the Company received $7,985 (December 31, 2012 - $6,215) in cash loans, and made cash payments on these amounts owing totaling $21,658 (December 31, 2012 - $3,968).

As of September 30, 2013, the Company owes $3,489 (December 31, 2012 - $17,162) to its President. The amounts owing are unsecured, non-interest bearing and due on demand.

7.	Common Shares

On March 1, 2012, the Company issued 100,000 founders’ share with a fair value of $1,000 to officers and directors of the Company.

8.	Capital Stock

a) Authorized

Authorized capital stock consists of:

• 900,000,000 common shares with a par value of $0.001 per share; and

• 20,000,000 preferred shares with a par value of $0.001 per share

° The Company has designated 12,000,000 shares as Preferred A Series Stock

b) Share Issuances

On July 8, 2013, the Company issued 10,000,000 of Series A Preferred Stock to the President of the Company, in exchange for the cancellation and return to treasury of 250,000,000 shares of his common stock in the Company.

In July 2013, a shareholder cancelled 7,000,000 common shares in connection with the merger.

In August 2013, the Company issued 23,332,500 common shares to correct share allocation in connection with the merger. The shares are valued at $0.14 per share and recorded at June 25, 2013 as they were supposed to be issued contemporaneously with the closing of the reverse merger. The Company is filing an Amended 10Q for the period ended June 30, 2013 to reflect this change.

In August 2013, the Company issued 32,000 common shares in connection with professional services. The shares were issued at a price of $0.25 per share.

In August 2013, the Company issued 15,385 common shares in connection with an exclusivity agreement. The shares were issued at a price of $0.23 per share.

In August 2013, the Company issued 1,500,000 and 2,000,000 common shares to two analyst services for professional services. The shares were issued at a price of $0.23 and $0.39 per share, respectively.

In August 2013, the Company issued 25,000 common shares to each of 4 consultants’ as compensation services. The shares were issued at a price of $0.39 per share.

9.	Subsequent Events

We have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events, other than the following:

a) In November, the Company issued 4,500,000 shares in connection with the termination of a consultant.

b) In December, the Company recognized that a share issuance in August 2013, in which we issued 23,332,500 shares were not properly reflected in the Company’s financial statements for the period ending June 30, 2013. The shares are valued and recorded at June 25, 2013 as they were supposed to be issue contemporaneously with the closing of the reverse merger. The Company is filing an Amended 10Q for the period ended June 30, 2013 to reflect this change (See Note 8), and advises non-reliance on the previously filed Form 10-Q for the period ending June 30, 2013.

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

Aside from holding the aforementioned distribution rights, we signed a non-binding Letter of Intent with Xtreme Technologies, Inc. (“Xtreme”) to purchase all of the outstanding shares of Xtreme, which would effectively acquire the patents on the proprietary process that we believe is the most technologically advanced in water treatment systems for complete hydration. The proposed consideration for the potential acquisition will be payable as approximately $575,000 in cash or assumed debt and approximately $1,425,000 in our common stock.

This potential acquisition remains subject to, among other things, completing customary pre-closing due diligence, Xtreme’s shareholder approval and entering into a definitive agreement. The definitive agreement is expected to be signed by all parties on or before the end of January 31, 2014. There can be no assurance that any transaction will be completed as proposed or at all.

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

We believe that holding the patents will enable us to enhance our position in the investment community, allow us to expand our reach in the distribution of product, and provide us access to other applications the water treatment technology has available. There is no assurance, however, that we will be able to finalize an agreement with Xtreme, the owner of the patents. We hope to have more information in subsequent filings.

Results of Operations

Results of Operations for the three months ended September 30, 2013 and 2012, and nine months ended September 30, 2013 and for the Period from March 1, 2012 (Date of Inception) until September 30, 2013 and 2012.

Liquidity and Capital Resources

Working Capital

	September 30,	December 31,	Percentage Increase
	2013	2012	(Decrease)
	(unaudited)	(unaudited)
Current Assets	$950,008	$145	6,500.8%
Current Liabilities	$839,548	$34,921	(23.0%)
Working Capital Surplus (Deficiency)	$110,460	$(34,776)	4.2%

Cash Flows

	Nine Months Ended		Percentage
	September 30,	September 30,	Increase/
	2013	2012	(Decrease)
	(unaudited)	(unaudited)
Cash Used in Operating Activities	$(469,732)	$(2,807)	(167.3%)
Cash Used in Investing Activities	$(5,000)	$—	-%
Cash Provided by Financing Activities	$723,817	$2,826	255.1%
Net Increase in Cash	$249,085	$20	12,453.2%

Operating Revenues

In the three and nine months ended September 30, 2013, we earned $17,274 from the sales of our water products, compared with $0 for the same periods ended September 30, 3012. We expect that over the coming months, our sales and marketing efforts will result in significantly increasing sales.

Operating Expenses and Net Loss

Our operating expenses for the three and nine month periods ended September 30, 2013 and 2012 are outlined in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Sales and advertising	$136,793	$1,419	$234,647	$1,419
Consulting fees	11,834	—	3,480,214	—
General and administrative	42,826	600	63,920	1,388
Professional fees	8,730	—	19,230
Depreciation and amortization	425	—	425	—
Total	$200,608	$2,019	$3,798,436	$2,807

Three Months ended September 30, 2013 and 2012

Operating expenses for the three months ended September 30, 2013 were $200,608 compared with $2,019 for the three months ended September 30, 2012. The increase in operating expense is attributed to an increase in operating activity compared to the prior year, including $136,793 in consulting fees and travel related expenses connected with our sales efforts, and $8,730 in professional fees for legal, accounting, and audit services required for SEC filing requirements.

Nine Months Ended September 30, 2013 and 2012

Operating expenses for the nine months ended September 30, 2013 were $3,798,436 compared with $2,807 for the nine months ended September 30, 2012. The increase in operating expense is attributed to an increase in operating activity compared to prior year, including $234,647 in sales, advertising and marketing costs, $3,480,214 in consulting fees to various consultants, and $19,230 in professional fees for legal, accounting, and audit services required for SEC filing requirements.

In addition to operating expenses, we incurred interest expenses of $17,597 during the nine months ended September 30, 2013 for accrued interest on $807,490 of notes payable, which are unsecured, bear interest at either 0% or 10% per annum, and are due on demand.

We incurred a net loss of $264,967 for the three months ended September 30, 2013, compared with a net loss of $2,019 for the same period ended 2012. We incurred a net loss of $3,872,269 for the nine months ended September 30, 2013, compared to $2,807 for the same period ended 2012.

Liquidity and Capital Resources

As at September 30, 2013, our cash balance was $249,230 compared to $145 as at December 31, 2012. The increase in cash is attributed to proceeds of $760,000 from the issuance of notes payable which were used to repay outstanding operating costs, payment by a shareholder of $63,000 in Company expenses recorded as Notes, with the remaining amounts unspent.

As at September 30, 2013, we had total liabilities of $839,548 compared with total liabilities of $34,921 as at December 31, 2012. The increase in total liabilities is attributed to increases in accrued interest of $17,597. We also received proceeds of $760,000 from the issuance of notes payable during the year, $7,985 for notes payable issued to related parties during the year, and offset by repayments of $22,510 in notes and $21,658 to related parties.

As at September 30, 2013, we had a working capital surplus of $110,460 compared with a working capital deficit of $34,776 at December 31, 2012 and the increase in the working capital is attributed to the prepayment of various services paid by the issuance of restricted stock.

Cashflow from Operating Activities

During the nine months ended September 30, 2013, we used $469,732 of cash for operating activities compared to the use of $2,807 of cash for operating activities during the period ended September 30, 2012. The increase in the use of cash for operating activities was mainly attributed to funding our net loss of $3,872,269, offset mainly by $3,305,550 for stock issued for services.

Cashflow from Investing Activities

During the nine months ended September 30, 2013, we used $5,000 in investing activities for the purchase of our exclusivity agreement with a bottle manufacturer to license their biodegradable bottle for our product, compared with $0 in investing activities in the prior year.

Cashflow from Financing Activities

During the nine months ended September 30, 2013, we received net proceeds of $723,817 from financing activities compared to $2,826 during the period ended September 30, 2012. The increase in proceeds from financing activities were attributed to $760,000 from the issuance of notes payable which are unsecured, bear interest at 10% per annum, and are due on demand less $21,658 repaid to related parties, and $22,510 repayment for an outstanding note payable.

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

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 of the Securities Exchange Act of 1934, our Principal Executive Officer and Principal Financial Officer evaluated our company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. Our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are not effective at this reasonable assurance level.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2013, we made several changes that have materially affected our internal control over financial reporting. Specifically, we have engaged the ongoing services of a consulting Chief Financial Advisor with over 12 years of experience in developing public companies to manage the ongoing accounting and financial reporting. In addition, we implemented a new accounting system to provide increased day to day reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 8, 2013, we issued a total of 10,000,000 shares of our newly designated Series A Preferred Stock to our officer and director, Robert Eakle, in exchange for the cancellation and return to treasury of 250,000,000 shares of his common stock in our company.

In August 2013, we issued 23,332,500 and 32,000 in connection with professional services. The shares are valued and recorded at June 25, 2013 as they were supposed to be issue contemporaneously with the closing of the reverse merger. The Company is filing an Amended 10Q for the period ended June 30, 2013 to reflect this change.

In August 2013, we issued 15,385 common shares in connection with an exclusivity agreement.

In August 2013, we issued 1,500,000 and 2,000,000 common shares to two analyst services for professional services. .

In August 2013, we issued 25,000 common shares to each of 4 consultants’ as compensation services.

In November, we issued 4,500,000 shares in connection with the termination of a consultant.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of Chief Executive Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINACLE ENTERPRISE, INC.

By/s/ Robert Eakle

Robert Eakle

Chief Executive Officer, President, and Director

(Principal Executive Officer and Principal Accounting Officer)

Date: December 13, 2013

