Form 10-K
period 2013-12-31
ALKAME HOLDINGS, INC.
filed 2014-04-17
CIK 1522165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-175044

Alkame Holdings, Inc.
(Exact name of registrant as specified in its charter)

Nevada	98-0661455
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3651 Lindell Road Suite D # 356 Las Vegas, Nevada	89103
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: (702) 273-9714

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

Large accelerated filer [  ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.   $70,000,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 69,878,939 common shares as of April 14, 2014.

PART IV
Item 15.	Exhibits, Financial Statement Schedules	28

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

This potential acquisition remains subject to, among other things, completing customary pre-closing due diligence, Xtreme’s shareholder approval and entering into a definitive agreement. We originally expected the definitive agreement to be signed by all parties on or before the end of January 31, 2014. We have still not signed the agreement but expect to in the coming months. There can be no assurance that any transaction will be completed as proposed or at all.

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

Our Water Product

Many people are becoming aware of the benefits of a proper pH balance. The mild alkalinity of Alkame is recommended by athletes and doctors worldwide because it’s formulated for more effective hydration by supporting an optimal pH balanced body. Alkame water is produced with a patented technology and patented formula that alters the molecular structure of water, producing a combination of characteristics that are unique in the beverage industry.

Our water is pumped from wells that tap into a pristine source, the “Rathdrum Prairie Aquifer” located near the Canadian border. Our water is not treated with chlorine, fluorides, or any other harmful contaminants. This source water is then run through an ultraviolet light system to kill bacteria. We believe our water advances beyond other brands once we introduce the technology. We then run our water through a proprietary system which creates this unique “alkaline water”.

Alkame started with 3 phases of initial bottled water products, and has currently completed 2 of these 3.Phase 1 was to develop the initial move into the consumer market consisting of half liter and one liter bottles. In phase 1 the company developed an exclusive relationship with BioSphere plastics, maker of environmentally sound plastic bottles with enhanced biodegradation, giving a unique edge over our competition. Phase 2 was the development of

Alkame intends to operate around a 50% profit margin on its goods and services and will be able to compete with our competitors on the MSRP as well as benefits and features. The pricing and sales strategies have been clearly defined, and are in line with industry norms. We can move that margin up or down to accommodate distribution channel partners and still maintain that 50% margin, as well as the competitive edge in cost and benefit to the consumer. With companies like Penta charging $3.19 a bottle on the shelf in Whole Foods, we are confident that Alkame will be able to compete in the “Niche” bottled water market segment in a short amount of time. Ultimately, the goal is to put out highly perceived value water.

The Benefits of the Technology

Alkame is a new brand of premium alkaline bottled water. Alkame has proven benefits that go way beyond just being “wet”. Assuming we are able to acquire the patents, we believe that our flagship product will not only boast about the technology in hydration, but advance us into other market segments outside of the bottled water consumer markets. Our system will process, clean, and reduce water, lower its TDS (total dissolved solids), increase its pH, provide antioxidant protection, and increase the amount of oxygen. We believe Alkame is the only product of its kind and stands completely apart from other “bottled waters”.

Alkame Water has an elevated level of dissolved oxygen and lower oxidation reduction potential (ORP) due to passage through an electrolytic cell and has a level of dissolved oxygen additionally elevated due to passage through a sparging unit comprising of 1) dissolved oxygen within the range of 20 to 60 parts per million and 2) an ORP between +100 to -350mV (micro-clustered). The mild alkalinity of Alkame helps support an optimum pH balance. If you wish to overcome fatigue and boost energy, it is essential that you achieve and maintain an optimum blood pH of 7.35-7.4.

Alkame is a powerful source of natural antioxidants which boost the immune system, which improves aerobic capacity, is good for overall health, and enhances energy and overall vitality.

Alkame wants to promote a healthy planet by addressing the growing concerns of consumers worldwide. Our bottles are BPA free (DO NOT contain Bisphenol A), and are 100% recyclable, with enhanced biodegradation. Alkame has developed a strong relationship with BioSphere, a leader in environmentally sound plastic additives to enhance the biodegradation process of our bottles.   Alkame has begun utilizing this more environmentally friendly packaging and plastics technology called a biopolymer. This unique addition to the polymer chain for our market segment has been developed, implemented, and is exclusive to Alkame.

Alkame helps reduce the negative impact of acidic foods and beverages on your blood pH. Supporting an efficient metabolism will help you maintain the level of energy and vitality desired. When free radicals become too numerous they become very destructive, damaging cells and tissues of muscles and vital organs. If your body’s processes are impaired, the first place you start to feel the effects is in your vitality and energy levels. Alkame provides antioxidant protection from the energy-robbing, oxidative damage. Our technology sustains these properties allowing for better hydration. By maximizing your blood oxygen saturation, and an alkaline pH, and antioxidant support, you can improve digestion, metabolic function, immune response, and healing. Alkame effectively maximizes blood oxygen levels and as a result, helps maximize oxygen delivery to every part of your body. Maximized blood oxygen levels mean improved metabolic efficiency which translates into more energy and improved vitality.

The Market

With the massive influx of new eco-friendly products, consumers are going green, both externally as well as internally. The well-being generation and beyond has become increasingly aware of what they are consuming, and this new technology for water treatment is quite the prized possession for those looking to optimize their health with this “Elixir of Life”! The market for this type is gaining traction, and the sky is literally the limit. New products boasting a comparable technology are popping up all over, but none have capitalized on it yet. The term “alkaline water” is now becoming synonymous with proper hydration, and we intend to be the first household name in superior technology. Alkame: THE premium bottled water.

Below is a diagram showing the current pricing of alkaline types of products available at a quality grocer. Our product will be priced within the premium water averages. Although we believe the quality will be superior, the pricing will not. While we do not know which products will have the staying power in the marketplace, we are confident that our patented technology will win overall.

Product Name	Half Liter Pricing	One Liter Pricing	Half Liter Case Pricing	Liter Case Pricing
Real Water	Individual Bottles @ $1.19	Individual Bottles @ $1.99	24 Bottles @ $28.56	12 Bottles @ $21.48
Penta	Individual Bottles @ $1.99	Individual Bottles @ $3.19	24 Bottles @ $48 and12 Bottles @ $23.88	12 Bottles @ $50
Aqua-Hydrate	Individual Bottles @ $1.19	Individual Bottles @ $1.99
Alka – Power		Individual Bottles @ $2.69
Eternal (New Zealand)		Individual Bottles @ $1.69
Essence		Individual Bottles @ $1.99
Hawaiian Springs	Individual Bottles @ $1.49	Individual Bottles @ $1.69	24 Bottles @ $36	12 Bottles @ $36
Metro-Electro	Individual Bottles @ $1.49	Individual Bottles @ $1.69	24 Bottles @ $38	24 Bottles @ $38
Metro-Electro (Flavors)	Individual Bottles @ $1.49

2

Competition and Feasibility

The bottled water industry has numerous competitors. Generally, the industry is made up of a few large companies (who own multiple brands), smaller companies whose products are distributed only on a regional or local basis and some private label brands. The Company's competitors include more diversified corporations having substantially greater assets and larger sales organizations than the Company, as well as other small firms. The Company competes in the retail area for the smaller PET packages and the organic vitamin charged spring water with products including Aquafina, Arrowhead, Evian, Deep Rock, Dasani, Vitamin Water, Propel, Snapple and various private label brands. The Company is a smaller regional company compared to the competitors. The Company competes on the basis of product quality and customer service. The Company believes that the products' Alkaline, Antioxidant and Oxygenated features, along with its superior taste, competitive pricing and attractive packaging are significant factors in maintaining the Company's competitive position.  We beleive we have a superior product with more features and sell on the benefits and functions, not the price.

While the bottled water market is large and saturated with competition, the alkaline waters are relatively new. New advancements in the health and wellness fields are confirming the importance for the body to maintain an optimum pH. Sickness cannot survive in alkaline environments, and alkaline water is the new fountain of youth. Alkame has an independent organization that monitors samples of the water’s longevity and ability to maintain the properties in the water on a regular basis.

Experiments on the Technology

The technology for alkaline bottled water has undergone separate double blind placebo, peer backed research. One was with HIV patients and the other was on Exercise Tolerance. The feasibility of the product is clearly evident, and we believe there is no major competition to date.

Based on the study with HIV patients undergoing antiretroviral therapy, have concluded that drinking sufficient quantities of Alkame improves important parameters of health in individuals infected with HIV. Drinking Alkame provides a significant boost to the immune system as shown by an increase in CD4 T cells (which are the primary targets of HIV and are crucial for immune defense against infections) and a decrease in the total virus load of HIV patients.

Based on the Exercise Tolerance study, the amount and the type of water consumed during rehab revealed a difference in the patient’s aerobic endurance. We found that drinking one liter of electrolyzed alkaline water is more beneficial than drinking three liters of plain water, which is great news for chronic obstructive pulmonary disease patients with congestive heart failure. In light of our study, Kern Rehab henceforth furnishes one liter of electrolyzed alkaline water for each patient participating in our comprehensive outpatient pulmonary rehab facility. The reason being, 3 liters of plain water per day exhibited 12.4% MET improvement in the exercise and fitness level per 6-minute walk /12-week program, whereas, 1-liter of electrolyzed alkaline water exhibited 17.8% MET improvement.

Sales and Marketing

Our primary focus is on exposing the product and building brand name recognition and technology awareness through Alkame’s utilization of celebrity and athletic ambassadors, cross-marketing and co-branding, and via sponsorships of key existing and potential clients (mostly in the health & wellness fields and athletic markets). A special and unique emphasis is placed on sports to build on its cool factor.

Although these techniques do not directly translate into sales and distribution, the utilization of mass media provides our sales teams with the most essential marketing and sales tools and support needed to move product to distributors, as well as drive it through three main channels of on-premise, off-premise, and special events.

Alkame Water has one of the best cross marketing programs of any product out there because of the co-branding and cross marketing opportunities our unique packaging design provides. Our “cause” oriented cross marketing and co-branding with Millions from One and National Organizations for Youth Safety is helping to end the global water crisis that a billion of the world’s most vulnerable people face each day. Alkame donates a portion from every bottle sold to Millions from One and NOYS to promote youth safety and to drill deep water wells that provide clean and safe water. Every time you buy a bottle of our water, you are helping provide clean water to millions of people around the world that have none. One person in six lives without regular access to safe drinking water. Every water well we drill provides clean water to children and families in desperate need for generations to come. Alkame is also a proud sponsor of NOYS (The National Organizations for Youth Safety) who’s mission is to promote youth empowerment and leadership and build partnerships that will save lives, prevent injuries, and promote safe and healthy lifestyles among all youth.

Placement

The sales and distribution of the product will be focused on building regional distribution channels through distributors, and key accounts and chains, as well as small independents.  Alkame is currently using independent sales representatives to focus on expanding the distribution footprint and get Alkame full market coverage.

Promotion

Advertising, public relations and promotions are the life blood of any company and by far one of our strongest attributes. It is more important than ever to present a consistent image to the media. As a new product line, the icons associated with our new product and brand trademark needs to be used consistently and accurately to achieve the goals we are setting forth. How we visually communicate our product to the world, the market, and our potential clients will be an integral part of our success. Consistent usage of style and identity gives the world an impression that can be remembered. Once an impression is made to a potential customer through these various media and materials such as product placement, endorsements, sponsorships, advertorials and editorials, advertisements, marketing collateral, signage, the web, etc… it should be easily recognized a second time. If the identity elements are not used consistently, the impression may be lost.

Current trends and new marketing techniques utilizing out of the box thinking, like sponsorships, sampling, and cross marketing with charitable organizations, which include but are not limited to social media, like Twitter, Facebook, Instagram, Youtube, etc. Our combined ability to target specific demographics and psychographics are what will enable us to reach our target markets, and will consistently provide the image we are trying to project with our unique blend of products. Our program will maximize our advertising and marketing budget by formulating targeted promotional strategies to increase publicity and public relations. This is the essential tool for our sales force to promote the product and translate the advertising and marketing efforts into profits.

People

The key component in our success is the people, and the level of service we will use in marketing our products and services to our customers. The combined concentration of expertise and experience of the Alkame team is what we believe will be the key to giving us a real shot at being able to compete with the biggest players in the bottled water industry. The other key component, and by far the most invaluable to our success, is our customers. With the rapidly growing awareness of health and longevity, Alkame is a perfect fit.

Application and Expected Effect of Capital

Our first initial round of capital allowed us to build the infrastructure and develop our packaging configurations, as well as produce the initial runs needed for test marketing, and maintenance all of the costs of a fully reporting public company and meeting all of the regulatory requirements and certifications needed to allow a rapid expansion of the Alkame distribution footprint. We are currently in the process of acquiring a second round of financing pursuant to a loan agreement, and $100,000 has already been advanced.  We hope to sign the loan agreement this month. The second round of funding is expected to be being used for the acquisition of Xtreme Technlogies that we are currently entering into, the build out of sufficient inventory to assist us in the expansion plans of major retailers and distributors, and trade shows or other events and promotions. If we complete the note financing, we believe we have sufficient funding to allow us to meet the current strategy requirements for the next couple of years, and will reevaluate our cash flow needs for greater expansion and infrastructure growth as needed.  There is no assurance, however, that we will complete the note financing.

Governmental Regulation

The Federal Food and Drug Administration (FDA) regulates bottled water as a “food.” Accordingly, our bottled water must meet and we do meet FDA requirements of safety for human consumption, of processing and distribution under sanitary conditions and of production in accordance with the FDA “good manufacturing practices.” To assure the safety of bottled water, the FDA has established quality standards that address the substances that may be present in water which may be harmful to human health as well as substances that affect the smell, color and taste of water. These quality standards also require public notification whenever the microbiological, physical, chemical or radiological quality of bottled water falls below standard. The labels affixed to bottles and other packaging of the water is subject to FDA restrictions on health and nutritional claims for foods under the Fair Packaging and Labeling Act. In addition, all drinking water must meet Environmental Protection Agency standards established under the Safe Drinking Water Act for mineral and chemical concentration and drinking water quality and treatment that are enforced by the FDA.

We are subject to the food labeling regulations required by the Nutritional Labeling and Education Act of 1990. We believe we are in compliance with these regulations.

We are subject to periodic, unannounced inspections by the FDA. Upon inspection, we must be in compliance with all aspects of the quality standards and good manufacturing practices for bottled water, the Fair Packaging and Labeling Act, and all other applicable regulations that are incorporated in the FDA quality standards. We believe that we meet the current regulations of the FDA. All of our plants and distribution locations are registered with the FDA under the "Public Health Security and Bioterrorism Preparedness and Response Act of 2002". Most recently, the FDA put into effect the Bottled Water Microbial Rule to monitor water sources for E. coli bacteria. We have been in compliance with the testing requirements for this rule prior to and since its inception in December 2009.

We also must meet state regulations in a variety of areas to comply with purity, safety, and labeling standards. From time to time, our facilities and sources are inspected by various state departments and authorities.

Our product labels are subject to state regulation (in addition to federal requirements) in each state where the water products are sold. These regulations set standards for the information that must be provided and the basis on which any therapeutic claims for water may be made.

In recent years, there has been an increasing amount of proposed legislative and executive action in state and local governments that would ban the use of bottled water in municipal buildings, enact local taxes on bottled water, and limit the sale by municipalities of water supplies to private companies for resale. Such regulation could adversely affect our business and financial results. For additional information, see “Risk Factors” below.

The laws that regulate our activities and properties are subject to change. As a result, there can be no assurance that additional or more stringent requirements will not be imposed on our operations in the future. Although we believe that our water supply, products and bottling facilities are in substantial compliance with all applicable governmental regulations, failure to comply with such laws and regulations could have a material adverse effect on our business.

Employees

We currently are working with various independent consultants and sales representatives, with a total infrastructure of 12 people, with 5 of the 12 as full time workers.

 Item 1A. Risk Factors

The following are certain identifiable risk factors for our business operations.

Because our auditor has issued a going concern opinion regarding our company, there is an increased risk associated with an investment in our company.

We have earned nominal revenue since our inception, which makes it difficult to evaluate whether we will operate profitably. The Company has an accumulated deficit of $5,270,451 and has incurred a net loss from operations of $5,025,675 for the year ended December 31, 2013.  We have not attained profitable operations and are dependent upon obtaining financing or generating revenue from operations to continue operations for the next twelve months. As of December 31, 2013, we had cash in the amount of $128,258 which is insufficient for operations during the next 12 months. Our future is dependent upon our ability to obtain financing or upon future profitable operations.

We reserve the right to seek additional funds through private placements of our common stock and/or through debt financing. Our ability to raise additional financing is unknown. We do not have any formal commitments or arrangements for the advancement or loan of funds. For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern. As a result, there is an increased risk that you could lose the entire amount of your investment in our company.

Our failure to raise additional capital or generate cash flows necessary to expand our operations could reduce our ability to compete successfully and adversely affect our results of operations.

We may need to raise additional funds to achieve our future strategic objectives, and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we raise additional equity financing, our security holders may experience significant dilution of their ownership interests and the value of shares of our common stock could decline. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, force us to maintain specified liquidity or other ratios or restrict our ability to pay dividends or make acquisitions. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

• develop and enhance our existing products and services;

• continue to expand our operations;

• hire, train and retain employees; or

• respond to competitive pressures or unanticipated working capital requirements.

Our inability to do any of the foregoing could reduce our ability to compete successfully and adversely affect our results of operations.

Because we have a limited operating history related to our current business strategy, we are subject to the risks of failure associated with any new business ventures.

We have a limited operating history related to our current business strategy on which potential investors can assess our performance and prospects. Potential investors should be aware that there is a substantial risk of failure associated with any new business strategy as a result of problems encountered in connection with their commencement of new operations. These include, but are not limited to, the entry of new competition, unknown or unexpected additional costs, and expenses that may exceed estimates.

We are an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced financial disclosure obligations, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments not previously approved. We may take advantage of these provisions for up to five years or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company upon the earliest to occur of: the last day of the fiscal year in which we have more than $1.0 billion in annual revenue; the date we qualify as a large accelerated filer, with at least $700 million of equity securities held by non-affiliates; the issuance, in any three-year period, by us of more than $1.0 billion in non-convertible debt securities; and the last day of the fiscal year ending after the fifth anniversary of our initial public offering. We may choose to take advantage of some but not all of these reduced reporting burdens. If we take advantage of any of these reduced reporting burdens in future filings, the information that we provide our security holders may be different than you might get from other public companies in which you hold equity interests. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Our failure to maintain adequate internal controls over our financial and management systems have caused errors in our financial reporting. These errors may cause a loss of investor confidence and result in a decline in the price of our common stock.

On December 11, 2013, we, in consultation with our independent registered public accounting firm, concluded that our unaudited financial statements for the period ended June 30, 2013, filed in a quarterly report on Form 10-Q with the Securities and Exchange Commission on August 19, 2013 contained material misstatements. The financial statements contained material misstatements pertaining to the accounting treatment with respect to the recording of common shares issued by us.

These misstatements were caused by material weaknesses in our internal controls. A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Our public company reporting obligations and our anticipated growth will likely continue to strain our financial and management systems, internal controls and our employees. In addition, pursuant to Section 404 of SOX, and the Jumpstart Our Business Startups Act, or JOBS Act, we are required to provide annually an assessment of the effectiveness of our internal controls over financial reporting and, starting with the year after we are no longer an “emerging growth company” as defined in the JOBS Act, our independent registered public accounting firm will be required to provide an attestation on our assessment of our internal controls over financial reporting.

The process required to comply with Section 404 of SOX is time consuming and costly. If during this process we identify one or more material weaknesses in our internal controls, it is possible that our management may not be able to certify that our internal controls are effective by the certification deadline.

Moreover, if we identify any material weaknesses or significant deficiencies in our internal controls we will have to implement appropriate changes to these controls, which may require specific compliance training for our directors, officers and employees, require the hiring of additional finance, accounting, legal and other personnel, entail substantial costs to modify our existing accounting systems and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. Effective internal controls are necessary for us to produce reliable financial reports and are important to prevent fraud. As a result, our failure to satisfy the requirements of Section 404 on a timely basis could result in us being subject to regulatory action and a loss of investor confidence in the reliability of our financial statements, both of which in turn could cause the market value of our common stock to decline.

Because we have a claimant that believes he is entitled to millions of shares in our company, our shareholders may be subject to significant dilution.

In March 2014, we were approached by an individual who had been engaged, among other things, in trying to raise capital for Alkame Water, Inc. prior to the company going public.  Subsequently, he was terminated by the Company for failure to provide servies to Alkame Water, Inc., but now claims that unspecified fees for services are due to him.  The paties are currently working on a settlement, but nothing final has been reached.  In the event we chose to settlem with this individual for shares in our company, the current shareholders could experience significant dilution.  At this point there is no litigation.

If we are unable to maintain the exclusive distribution rights to use the water technology for our products, your investment could be adversely affected, and you could lose your entire investment with us.

We currently have a three year exclusive consumer market distribution agreement for the United States, Mexico and Canada with the owner of the patent rights, and there is no assurance that we will be able to reach our distribution volume requirements. We are currently finalizing a definitive agreement to acquire Xtreme Technologies, and everything it encompasses.  We hope to acquire this water treatment technology within the second quarter of 2014, and then market and sell this inventive product globally. There is no assurance, however, that we will be able to reach an agreement with the owner on the acquisition of the patents. If we are unable to meet the minimum requirements on an annual basis we could lose the distribution rights, and our business could be adversely affected.

We depend upon maintaining the integrity of our water sources and manufacturing process. If our water sources or bottling processes were contaminated for any reason, our business would be seriously harmed.

Our ability to retain customers and the goodwill associated with our brands is dependent upon our ability to maintain the integrity of our water resources and to guard against defects in, or tampering with, our manufacturing process. The loss of integrity in our water sources or manufacturing process could lead to product recalls and/or customer illnesses that could materially adversely affect our goodwill, market share and revenues. Because we rely upon natural spring sites for sourcing some of our water supply, acts of God, such as earthquakes, could alter the geologic formation of the spring sites, constricting or even contaminating water flow.

Because our business is dependent upon the performance of key employees, the loss of those employees would materially impact our business.

Our business is dependent upon the performance of certain key employees. Competition for these individuals is intense and many of our key employees are at-will employees who are under no legal obligation to remain with us. Our competitors may choose to extend offers to any of these individuals on terms which we may be unwilling to meet. In addition, any or all of our key employees may decide to leave for a variety of personal or other reasons beyond our control.

Also, our business depends upon the continued efforts, abilities and expertise of our officer and director, Robert Eakle. We believe that the unique combination of skills and experience he possesses would be difficult to replace, and his loss could have a material adverse effect on us, including impairing our ability to execute our business strategy. We do not have a written employment agreement with Mr. Eakle. This furthers the risk that we will not be able to secure his services on a long term basis. If we lose the services of Mr. Eakle our business will suffer.

We face competition from companies with far greater resources than we have. In addition, methods of competition in the distribution of home and office refreshment products continue to change and evolve. If we are unable to meet these changes, our business could be harmed.

We operate in highly competitive markets. The principal methods of competition in the markets in which we compete are distribution capabilities, brand recognition, quality, reputation, and price. We have a significant number of competitors in our traditional water market, some of which have far greater resources than us. Among our principal competitors are Nestlé Waters North America, large regional brands owned by private groups, and local competitors in the markets that we serve. Price reductions and the introduction of new products by our competitors can adversely affect our revenues, gross margins, and profits.

The bottled water industry is regulated at both the state and federal level. If we are unable to continue to comply with applicable regulations and standards in any jurisdiction, we might not be able to sell our products in that jurisdiction, and our business could be seriously harmed.

The FDA regulates bottled water as a food. Our bottled water must meet FDA requirements of safety for human consumption, labeling, processing and distribution under sanitary conditions and production in accordance with FDA “good manufacturing practices.” In addition, all drinking water must meet Environmental Protection Agency standards established under the Safe Drinking Water Act for mineral and chemical concentration and drinking water quality and treatment, which are enforced by the FDA. We also must meet state regulations in a variety of areas. These regulations set standards for approved water sources and the information that must be provided and the basis on which any therapeutic claims for water may be made. We have received approval for our drinking water in Idaho and Nevada. However, we can give no assurance that we will receive such approvals in the future.

Changes in laws and regulations relating to beverage containers and packaging could increase our costs and reduce demand for our products.

We intend to offer non-refillable, recyclable containers in the United States. Legal requirements have been enacted in various jurisdictions in the United States and overseas requiring that deposits or certain ecotaxes or fees be charged for the sale, marketing and use of certain non-refillable beverage containers. Other proposals relating to beverage container deposits, recycling, ecotax and/or product stewardship have been introduced in various jurisdictions in the United States and overseas, and we anticipate that similar legislation or regulations may be proposed in the future at local, state and federal levels, both in the United States and elsewhere. Consumers’ increased concerns and changing attitudes about solid waste streams and environmental responsibility and related publicity could result in the adoption of such legislation or regulations. If these types of requirements are adopted and implemented on a large scale in any of the markets in which we operate, they could affect our costs or require changes in our distribution model, which could negatively impact our financial condition. In addition, container-deposit laws, or regulations that impose additional burdens on retailers, could cause a shift away from our products to retailer-proprietary brands, which could impact the demand for our products in the affected markets. Fluctuations in the cost of essential raw materials and commodities, including fuel costs, for the manufacture and delivery of our products could significantly impact our business.

Bottle manufacturers use plastic and other petroleum-based products for the manufacturing of our bottles. Increases in the cost of petroleum will likely have an impact on our bottle costs.

We rely on trucking to receive raw materials and transport and deliver our finished products. Consequently, the price of fuel significantly impacts the cost of our products. Limitations on the supply or availability of fuel could inhibit our ability to get raw materials and distribute our products, which in turn could have an adverse effect on our business.

If we are unable to succeed in marketing, making sales and increasing our customer base to support our business operations, we will be unable to achieve profitable operations, and our business may fail.

If we are unable to succeed in marketing, making sales and expanding our customer base to support our business operations, any adverse change by our only customer would be detrimental to our profitability. Numerous factors beyond our control may affect the marketability of the products offered. These factors include, but are not limited to, consumer demand and emerging competition. The exact effect of these factors cannot be accurately predicted, but it is possible they may result in our not receiving an adequate return on our invested capital.

Because we are dependent on third parties, should those services be interrupted or become more costly, we may experience a material adverse effect on the acceptance of our brand and on our business, financial condition, and operating results.

There is risk of change in the types of products being manufactured, and our ability to acquire the best products from our suppliers. Because we are dependent on third parties, especially product manufacturers and distributors, we face potential losses if any of these products are interrupted or become more costly. Additionally, any failure on the part of these partners, upon whom we may rely to supply us with products and services, will reflect poorly upon our brand, and therefore result in reduced revenue.

If we are unable to successfully manage growth, our operations could be adversely affected.

Our progress is expected to require the full utilization of our management, financial and other resources, which to date has occurred with limited working capital. Our ability to manage growth effectively will depend on our ability to improve and expand operations, including our financial and management information systems, and to recruit, train and manage sales personnel. There can be no absolute assurance that management will be able to manage growth effectively.

If we do not properly manage the growth of our business, we may experience significant strains on our management and operations and disruptions in our business. Various risks arise when companies and industries grow quickly. If our business or industry grows too quickly, our ability to meet customer demand in a timely and efficient manner could be challenged. We may also experience development delays as we seek to meet increased demand for our products. Our failure to properly manage the growth that we or our industry might experience could negatively impact our ability to execute on our operating plan and, accordingly, could have an adverse impact on our business, our cash flow and results of operations, and our reputation with our current or potential customers.

Our products may contain defects, which could adversely affect our reputation and cause us to incur significant costs.

Defects may be found in our products. Any such defects could cause us to incur significant return and exchange costs, re-engineering costs, divert the attention of our engineering personnel from product development efforts, and cause significant customer relations and business reputation problems. Any such defects could force us to undertake a product recall program, which could cause us to incur significant expenses and could harm our reputation and that of our products. If we deliver products with defects, our credibility and the market acceptance and sales of our products could be harmed.

Our commercial success depends significantly on our ability to develop and commercialize our potential products without infringing the intellectual property rights of third parties.

Our commercial success will depend, in part, on operating our business without infringing the patents or proprietary rights of third parties. Third parties that believe we are infringing on their rights could bring actions against us claiming damages and seeking to enjoin the development, marketing and distribution of our products. If we become involved in any litigation, it could consume a substantial portion of our resources, regardless of the outcome of the litigation. If any of these actions are successful, we could be required to pay damages and/or to obtain a license to continue to develop or market our products, in which case we may be required to pay substantial royalties. However, any such license may not be available on terms acceptable to us or at all. Ultimately, we could be prevented from commercializing a product or forced to cease some aspect of our business operations as a result of patent infringement claims, which would harm our business.

Because the industry is dependent upon general economic conditions and uncertainties, future developments could result in a material adverse effect on our business.

US trade & industry is subject to economic changes and periodical fluctuations. Prolonged declines in the economy and/or a recession could have a material adverse effect on our business. The national economy is affected by numerous factors and conditions, all of which are beyond our control, including (a) Interest rates; (b) Inflation; (c) Employment levels; (d) Changes in disposable income; (e) Financing availability; (f) Federal and state income tax policies; and (g) Consumer confidence.

Because our articles of incorporation and bylaws and Nevada law limit the liability of our officers, directors, and others, shareholders may have no recourse for acts performed in good faith.

Under our articles of incorporation, bylaws and Nevada law, each of our officers, directors, employees, attorneys, accountants and agents are not liable to us or the shareholders for any acts they perform in good faith, or for any non-action or failure to act, except for acts of fraud, willful misconduct or gross negligence. Our articles and bylaws provide that we will indemnify each of our officers, directors, employees, attorneys, accountants and agents from any claim, loss, cost, damage liability and expense by reason of any act undertaken or omitted to be undertaken by them, unless the act performed or omitted to be performed constitutes fraud, willful misconduct or gross negligence.

New legislation, including the Sarbanes-Oxley Act of 2002, may make it more difficult for us to retain or attract officers and directors.

The Sarbanes-Oxley Act of 2002 was enacted in response to public concerns regarding corporate accountability in connection with recent accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the SEC, under the Securities Exchange Act of 1934. As a public company, we are required to comply with the Sarbanes-Oxley Act. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting these roles. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We continue to evaluate and monitor developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

There is currently a limited public market for our common stock. Failure to develop or maintain a trading market could negatively affect its value and make it difficult or impossible for you to sell your shares.

There has been a limited public market for our common stock and an active public market for our common stock may not develop. Failure to develop or maintain an active trading market could make it difficult for you to sell your shares or recover any part of your investment in us should you decide to convert all or some of your investment. Even if a market for our common stock does develop, the market price of our common stock may be highly volatile. In addition to the uncertainties relating to future operating performance and the profitability of operations, factors such as variations in interim financial results or various, as yet unpredictable, factors, many of which are beyond our control, may have a negative effect on the market price of our common stock.

Because the payment of dividends is at the discretion of the Board of Directors, investors may not realize cash dividends at the frequency or in the amounts they anticipate.

We have never declared or paid any cash dividends on our Common Stock. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. Distributions to our stockholders are subordinate to the payment of our debts and obligations. If we have insufficient funds to pay our debts and obligations, distributions to stockholders will be suspended pending the payment of such debts and obligations. Accordingly, investors must rely on sales of their own Common Stock after price appreciation, which may never occur, as the only way to recover their initial investment.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive office is located at 3651 Lindell Road, Suite D # 356, Las Vegas, Nevada 89103. The office is rented on a month to month basis from BSSI for about $70 per month, primarily to meet the state of Nevada’s requirements since Alkame is a virtual organization. This rent has been paid out until January of 2014.  All aspects of production are simply drop shipped from our manufacturing facility in Hayden Idaho (source) to the recipients. We believe that our properties are adequate for our current needs, but growth potential may require a facility due to anticipated addition of personnel. We do not have any policies regarding investments in real estate, securities or other forms of property.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted under the symbol “ALKM” on the OTCBB operated by the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the OTCQB operated by OTC Markets Group, Inc.  Few market makers continue to participate in the OTCBB system because of high fees charged by FINRA.  Consequently, market makers that once quoted our shares on the OTCBB system may no longer be posting a quotation for our shares. As of the date of this report, however, our shares are quoted by several market makers on the OTCQB. The criteria for listing on either the OTCBB or OTCQB are similar and include that we remain current in our SEC reporting.

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

Fiscal Year Ending December 31, 2013
Quarter Ended	High $	Low $
December 31, 2013	$0.54	$0.39
September 30, 2013	$1.41	$0.51
June 30, 2013	$1.05	$0.42
March 31, 2013	$75.00	$0.75

Fiscal Year Ending December 31, 2012
Quarter Ended	High $	Low $
December 31, 2012	$0.00	$0.00
September 30, 2012	$0.00	$0.00
June 30, 2012	$0.00	$0.00
March 31, 2012	$0.00	$0.00

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

Holders of Our Common Stock

As of April 14, 2014, we had 69,878,939 shares of our common stock issued and outstanding, held by 37 shareholders of record, with many others in street name.

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

 Item 6. Selected Financial Data

The following table sets forth selected data for the year ended December 31, 2013 and for the periods from March 1, 2012 (Inception) through December 31, 2012 and 2013, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” and other financial data included elsewhere in this report. Our historical results of operations are not necessarily indicative of results of operations to be expected for any future period.

Selected Consolidated Statements of Operations Data:

	Year Ended December 31, 2013	March 1, 2012 through December 31, 2012
Revenue	$17,466	-
Gross Loss	($96,848)	-
Net Loss	($5,228,591)	(34,776)
Net Loss Per Share –
Basic and Diluted	($0.04)	(0.00)

Selected Consolidated Balance Sheet Data:

	December 31, 2013	December 31, 2012
Cash	$128,258	$145
Working Capital	$657,691	($34,776)
Total Assets	$813,719	$145
Total Liabilities	$906,028	$34,921
Total Stockholders’ Equity (Deficit)	$175,044	($34,776)

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

Results of Operations for the Years Ended December 31, 2013 and for the period from March 1, 2012 (date of inception) through December 31, 2012

We generated revenues of $17,466 for the year ended December 31, 2013, as compared with revenues of $0 for the period from March 1, 2012 (date of inception) through December 31, 2012. We expect that over the coming months our work on establishing distribution channels and marketing efforts will result in increased sales.

We incurred operating expenses of $5,095,430 for the year ended December 31, 2013, as compared with $34,776 for the period from March 1, 2012 (date of inception) through December 31, 2012.  Our operating expenses increased primarily as a result of consulting fees, which were $4,265,077 for the fiscal year ended December 31, 2013, as compared with only $0 for the period from March 1, 2012 (date of inception) through December 31, 2012.

We incurred interest expense of $36,313 for the year ended December 31, 2013, as compared with $0 for the period from March 1, 2012 (date of inception) through December 31, 2012. Borrowings during the year ended December 31, 2013, lead to our interest expense in 2013.

We incurred a net loss of $5,228,591 for the year ended December 31, 2013, as compared with a net loss of $34,776 for the period from March 1, 2012 (date of inception) through December 31, 2012.

Liquidity and Capital Resources

As of December 31, 2013, we had current assets of $860,803 and total assets of $1,128,156. As of December 31, 2012, we had current and total assets of $145. The increase in current assets primarily is a result of increase in cash by $128,113, prepaid expenses by $624,500, inventory by $42,598, deposits by $15,032, and deferred finance costs of $47,084.

We had current liabilities of $156,028 and total liabilities of $906,028 as of December 31, 2013. As of December 31, 2012, we had current and total liabilities of $34,921. The increase in liabilities primarily is a result of increase in notes payable by $796,490, accounts payable and accrued expenses by $51,943 and accrued interest of $36,347, offset with a decrease in loans from officers by $13,673.

As such, we had a working capital of $704,775 and a working capital deficit of $34,776 as of December 31, 2013 and 2012, respectively.

Cash Flow Analysis:

Operating activities used $586,704 in cash for the year ended December 31, 2013 as compared to $24,017 during the period from March 1, 2012 (date of inception) through December 31, 2012. The increase in cash was primarily attributable to funding the loss for the year.

Investing activities used $5,000 for the year ended December 31, 2013 as compared to $0 during the period from March 1, 2012 (date of inception) through December 31, 2012. We purchased the exclusivity agreement during 2013.

Financing activities provided $719,817 for the year ended December 31, 2013 as compared to $24,162 during the period from March 1, 2012 (date of inception) through December 31, 2012. Financing consisted of loans from officers, shareholders, and third party lenders.

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of our company as a going concern.  However, we had limited revenues and continuing losses from operations as of December 31, 2013.  We currently have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Off Balance Sheet Arrangements

None.

Inflation

The effect of inflation on the Company's operating results was not significant.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We had cash totaling $128,258 and $145 at December 31, 2013 and 2012, respectively. Our cash consist of cash in standard bank accounts. Cash deposits held with financial institutions are to preserve principal and provide liquidity without significantly increasing risk. Our cash is held for working capital purposes.  We do not enter into investments for trading or speculative purposes.

To date, all of our product sales and inventory purchases have been denominated in U.S. dollars. We therefore have not had any foreign currency risk associated with these two activities. The functional currency of all of our entities is the U.S. dollar.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of December 31, 2013 and 2012
F-3	Consolidated Statements of Operations for the year ended December 31, 2013 and for the period from March 1, 2012 (Date of Inception) to December 31, 2012.
F-4	Consolidated Statement of Stockholders’ (Deficiency) Equity for period from March 1, 2012 (Date of Inception) to December 31, 2013
F-5	Consolidated Statements of Cash Flows for the year ended December 31, 2013 and for the period from March 1, 2012 (Date of Inception) to December 31, 2012.
F-6	Notes to Consolidated Financial Statements 12

805 Third Avenue Suite 902 New York, New York 10022 212.838.5100 212.838.2676/ Fax www.rbsmllp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Alkame Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Alkame Holdings, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2013 and for the period March 1, 2012 (inception) to December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alkame Holdings, Inc. at December 31, 2013 and 2012, and the results of its operations and its cash flows for the year ended December 31, 2013 and for the period March 1, 2012 (inception) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has sustained net losses from operations for the year ended December 31, 2013 and has an accumulated deficit since its inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

April 15, 2014

New York, NY

ALKAME HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY PINACLE ENTERPRISE, INC)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012

ASSETS
Current assets:
Cash	$ 128,258	$ 145
Accounts receivable	331	-
Prepaid expenses - current	624,500	-
Inventory	45,598	-
Deposits	15,032
Total current assets	813,719	145

Intangible assets, net	7,352	-

Other assets:
Deferred finance costs	47,085	-
Prepaid expenses - long term	260,000	-
Total other assets	307,085	-

Total assets	$ 1,128,156	$ 145

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$ 62,702	$ 10,759
Accrued interest	36,347	-
Loans from officer	3,489	17,162
Notes payable	53,490	7,000
Total current liabilities	156,028	34,921

Other liabilities:
Notes payable - long term	750,000	-
Total liabilities	906,028	34,921

Stockholders' equity (deficit)
Preferred stock - $.001 par value, authorized - 20,000,000 shares; Series A Convertible Preferred stock - $.001 par value, 12,000,000 designated; issued and outstanding - 12,000,000 and 0 shares respectively	12,000	-
Common stock - $.001 par value, authorized - 900,000,000 shares; issued and outstanding - 135,089,754 and 210,000,000 shares, respectively (1)	135,090	210,000
Additional paid-in capital	5,548,405	-
Accumulated deficit	(5,473,367)	(244,776)
Total stockholders' equity (deficit)	222,128	(34,776)

Total liabilities and stockholders' equity (deficit)	$ 1,128,156	$ 145

(1) Adjusted for 1:3 reverse split on January 8, 2014

See accompanying notes to the consolidated financial statements

ALKAME HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY PINACLE ENTERPRISE, INC)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended	For the period March 1, 2012 to
	December 31, 2013	December 31, 2012

Revenues	$ 17,466	$ -

Cost of goods sold	114,314	-

Gross loss	(96,848)	-

Operating expenses:
Selling expenses	671,801	9,385
General and administrative	4,394,526	25,391
Depreciation and amortization	1,186	-
Total operating expenses	5,067,513	34,776

Loss from operations	(5,164,361)	(34,776)

Other expenses:
Amortization of deferred finance costs	27,917	-
Interest expense	36,313	-
Total other expenses	64,230	-

Net loss applicable to common stock holders	$ (5,228,591)	$ (34,776)

Per share data
Net Loss per share - basic and diluted	$ (0.04)	$ (0.00)

Weighted average number of
shares outstanding- basic and diluted	116,988,324	210,000,000

See accompanying notes to the consolidated financial statements

ALKAME HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY PINACLE ENTERPRISE, INC)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Series A Convertible Preferred Stock		Common Stock (1)		Additional		Total
	($.001 par value)		($.001 par value)		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, March 1, 2012 (Inception)	-	$-	210,000,000	$210,000	$-	$(210,000)	$-

Net loss		-	-	-	-	(34,776)	(34,776)

Balance, December 31, 2012	-	-	210,000,000	210,000	-	(244,776)	(34,776)

Issuance of stock for:
Issuance of common shares for services		-	9,584,626	9,584	4,097,372	-	4,106,956
Issuance of common shares for prepaid services			1,166,667	1,167	1,123,833	-	1,125,000
Issuance of common shares for purchase of exclusivity agreement			5,128	5	3,534	-	3,539
Cancellation of common shares		-	(2,333,333)	(2,333)	2,333	-	-
Conversion of common shares to Series A Convertible Preferred Shares	10,000,000	10,000	(83,333,333)	(83,333)	73,333	-	-
Issuance of Series A Convertible Preferred shares for services	2,000,000	2,000	-	-	248,000	-	250,000

Net loss		-	-	-	-	(5,228,591)	(5,228,591)

Balance, December 31, 2013	12,000,000	$12,000	135,089,754	$135,090	$5,548,405	$(5,473,367)	$222,128

(1) Adjusted for 1:3 reverse split on January 8, 2014

See accompanying notes to the consolidated financial statements

ALKAME HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY PINACLE ENTERPRISE, INC)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended	Period from March 1, 2012 to
	December 31, 2013	December 31, 2012

Cash flows from operating activities:
Net loss	$ (5,228,591)	$ (34,776)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,186	-
Common stock issued for services	4,091,456	-
Expenses paid on behalf of company	63,000	-
Amortization of prepaid assets	256,000	-
Series A Convertible Preferre shares issued for services	250,000	-
Amortization of prepaid assets	27,917	-
Changes in operating asset and liability account balances:
Accounts receivable	(331)	-
Deposits	(15,032)	-
Inventory	(45,598)	-
Accrued interest	36,347	-
Accounts payable and accrued expenses	51,942	10,759
Total adjustments	4,716,887	10,759

Net cash used in operating activities	(511,704)	(24,017)

Cash flows from investing activities
Purchase of exclusivity agreement	(5,000)	-
Net cash used in investing activities	(5,000)	-

Cash flows from financing activities:
Proceeds from officer loans	14,629	17,162
Payments on officer loans	(28,302)	-
Proceeds from notes payable	760,000	7,000
Payments of notes payable	(26,510)	-
Payment of Financing costs	(75,000)	-
Net cash provided by financing activities	644,817	24,162

Net increase in cash	128,113	145

Cash at beginning of year	145	-

Cash at end of year	$ 128,258	$ 145

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

Supplemental Schedules of Noncash Investing
and Financing Activities:
Common shares converted to Series A Convertible Preferred shares	$ 83,333	$ -
Common stock issued for license agreement	$ 3,538	$ -
Common stock issued for prepaid services	$ 1,125,000	$ -
Recapitalization - shares	$ 2,333	$ 210,000

See accompanying notes to the consolidated financial statements

Alkame Holdings, Inc. and Subsidiary

(Formerly Pinacle Enterprise, Inc.)

Notes to the Consolidated Financial Statements

 For the years ended December 31, 2013 and 2012

1.

Organization and Nature of Operations

Alkame Holdings, Inc. fka Pinacle Enterprise Inc. (the "Company", “we”, “us” or “our”) was incorporated under the laws of the State of Nevada on April 19, 2010.  The Company is in the business of manufacturing bottled/canned alkaline, antioxidant and oxygenated water.

On June 24, 2013, the Company entered into a share exchange agreement with Alkame and the shareholders of all of the issued and outstanding shares of Alkame. On June 25, 2013, the Company acquired 100% of the members’ shares of Alkame Water, Inc. (“Alkame”), a Company incorporated in the state of Nevada on March 1, 2012, in exchange for 150,000,000 common shares, comprised of 116,666,667 common shares privately transacted from the President of Company and the issuance of 33,333,333 common shares to shareholders of Alkame. Effectively, Alkame held 71% of the issued and outstanding common shares of the Company and the transaction has been accounted for as a reverse merger, where Alkame is deemed to be the acquirer and or the surviving entity for accounting purposes.

As part of the acquisition transaction, all assets and liabilities of Pinacle Enterprise, Inc. at the date of acquisition were assumed by the former management.

The transaction is accounted for using the purchase method of accounting. As a result of the recapitalization and change in control, Alkame is the acquiring entity in accordance with ASC 805, Business Combinations. Accordingly, the historical financial statements are those of Alkame, the accounting acquirer, immediately following the consummation of the reverse merger.

The Company ceased to be a Development Stage Company during the year ended December 31, 2013.

As a result of the merger, our board of directors decided to change our fiscal yearend from January 31 to December 31.

2.

Going Concern

The accompanying consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $5,473,367 and has incurred a net loss from operations of $5,164,361 for the year ended December 31, 2013. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by seeking long term financing which may be in the form of additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

3.

Summary of Significant Accounting Policies

a)   Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. All inter-company accounts and transactions have been eliminated. The Company’s fiscal year end is December 31.

b)  Principles of Consolidation

The consolidated financial statements include the accounts of Alkame Holdings, Inc. (parent) and Alkame Acquisition Corp., and Alkame Water, Inc., our wholly owned subsidiaries which has common ownership and management.  All intercompany balances and transactions have been eliminated.

c)  Use of Estimates

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

d)   Cash and Cash Equivalents

For purposes of the statement of cash flows, cash includes demand deposits, saving accounts and money market accounts. The Company considers all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents.

e)   Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

	As of
	December 31,
	2013	2012
Series A Convertible Preferred Stock	600,000,000	-

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

h)

Revenue Recognition

The Company will recognize revenue in accordance with ASC-605, “Revenue Recognition,” which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or title has passed; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.

Revenues are recognized upon shipment, provided that a signed purchase order has been received, the price is fixed, title has transferred, collection of resulting receivables is reasonably assured, and there are no remaining significant obligations. Reserves for sales returns and allowances, including allowances for so called “ship and debit” transactions, are recorded at the time of shipment, based on historical levels of returns and discounts, current economic trends and changes in customer demand. Certain Internet generated transactions that are prepaid at time of order, are recognized at the time the merchandise ships from the warehouse to the customer.

Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

i)   Accounts receivable and concentration of credit risk

Concentration of credit risk with respect to trade receivables is limited due to the current size of the customers in our customer base.  Although the Company does not currently foresee a concentrated credit risk associated with the trade receivables, repayment is dependent upon the financial stability of the various customers to which shipment takes place, and with the pursuit of major customers our concentration risk will be reevaluated on a quarterly basis.

j)

Allowance for doubtful accounts

The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts and the aging of the accounts receivable.  The Company regularly reviews the adequacy of the Company’s allowance for doubtful accounts through identification of specific receivables where it is expected that payments will not be received.  The Company also establishes an unallocated reserve that is applied to all amounts that are not specifically identified.  In determining specific receivables where collections may not have been received, the Company reviews past due receivables and gives consideration to prior collection history and changes in the customer’s overall business condition.  The allowance for doubtful accounts reflects the Company’s best estimate as of the reporting dates.

At December 31, 2013, the Company had an allowance for bad debts in the amount of $0.

k)  Related Party Transactions

The Company considers all officers, directors, senior management personnel, and senior level consultants to be related parties to the Company.

l)  Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

m)   Inventory

Inventories are state at the lower of cost or market, and consist of finished goods produced in accordance with Company specifications, work-in-process as such may exist from time to time at various supplier locations that may work with Company supplied goods and materials, and raw materials that are purchased in connection with upcoming seasonal production of goods.

4.

Notes Payable, current and long-term

Current:

At December 31, 2012, the Company owed $7,000 to a stockholder and former director.

During the year ended December 31, 2013, the Company had $63,000 in expenses paid on its behalf by this shareholder and former director which was recorded as a Note. On August 1, 2013, the Company and Note Holder amended the Note by mutual agreement increasing the principal amount by an additional $10,000 for other services rendered by the former director.  The Note is unsecured, and only begins accruing interest beginning August 1, 2014 at 5% per annum on the unpaid principal thereafter.

During the year ended December 31, 2013, the Company repaid $26,510 of the Note.

Long-term:

On March 29, 2013, the Company entered into a two year promissory note agreement for $500,000. On April 8, 2013, the Company received $200,000 and on May 1, 2013, the Company received $300,000. On September 27, 2013, the note agreement was amended to include an additional advance to the Company of $250,000.  Pursuant to the agreement, the loan is secured with a general security agreement, bears interest at 10% per annum, and $500,000 is due on March 30, 2015 and $250,000 is due on September 27, 2015. As at December 31, 2013, the Company has accrued interest of $36,347. The original note, and the amendment, each mature two years from date of issuance or amendment.

The Company paid 10% of proceeds from $750,000 long-term notes payable as financing cost of $75,000 to consultant. The Company will amortize this cost over the term of the long-term note payable.

During the year ended December 31, 2013, the Company charged to operations $27,917 as amortization of deferred financing costs. As of December 31, 2013, remaining balance in deferred financing cost of $47,084 is presented as part of other assets.

5.

Prepaid Assets

During the year ended December 31, 2013, the Company entered into various agreements for future services such as financial management, radio and news spots highlighting the use of the Company’s product, and news release services.  The contracts range in length from six months to two years.

At their inception, the Company issued common stock in exchange for these services.  The Company treats the cost of the stock issuance as a prepaid expense to be amortized over the life of the agreement.

Value on date of issuance	Amortized at December 31, 2013	Balance at December 31, 2013	Current Asset	Long Term Asset
$1,140,500	$256,000	$884,500	$624,500	$260,000

6.

Related Party Transactions

During the year ended December 31, 2013, the Company received $14,629 (December 31, 2012 - $17,162) in cash loans, and made cash payments on these amounts owing totaling $28,302 (December 31, 2012 - $0).

As of December 31, 2013, the Company owes $3,489 (December 31, 2012 - $17,162) to its President.  The amounts owing are unsecured, non-interest bearing and due on demand.

7.

Stockholders’ Equity

Where applicable, all common share numbers have been restated to retroactively reflect, the 1:3 reverse split affected by the Company on January 8, 2014.

a)

Authorized

Authorized capital stock consists of:

•

900,000,000 common shares with a par value of $0.001 per share; and

•

20,000,000 preferred shares with a par value of $0.001 per share;

o

The Company has designated 12,000,000  shares as Series A Convertible Preferred Series Stock

Series A Preferred Stock:

1. Designation and Rank. This series of Preferred Stock shall be designated and known as “Series A Preferred Stock.” The number of shares constituting the Series A Preferred Stock shall be twelve million (12,000,000) shares. Except as otherwise provided herein, the Series A Preferred Stock shall, with respect to rights on liquidation, winding up and dissolution, rank pari passu to the common stock, par value $0.001 per share (the “ Common Stock”).

2. Dividends. The holders of shares of Series A Preferred Stock have no dividend rights except as may be declared by the Board in its sole and absolute discretion, out of funds legally available for that purpose.

   3. Liquidation Preference.

(a) In the event of any dissolution, liquidation or winding up of the Corporation (a “ Liquidation”), whether voluntary or involuntary, the Holders of Series A Preferred Stock shall be entitled to participate in any distribution out of the assets of the Corporation on an equal basis per share with the holders of the Common Stock.

(b) A sale of all or substantially all of the Corporation’s assets or an acquisition of the Corporation by another entity by means of any transaction or series of related transactions (including, without limitation, a reorganization, consolidated or merger) that results in the transfer of fifty percent (50%) or more of the outstanding voting power of the Corporation (a “Change in Control Event”), shall not be deemed to be a Liquidation for purposes of this Designation.

4. Voting. The holders of Series A Preferred Stock shall have the right to cast one hundred (100) votes for each share held of record on all matters submitted to a vote of holders of the Corporation’s common stock, including the election of directors, and all other matters as required by law. There is no right to cumulative voting in the election of directors. The holders of Series A Preferred Stock shall vote together with all other classes and series of common stock of the Corporation as a single class on all actions to be taken by the common stock holders of the Corporation except to the extent that voting as a separate class or series is required by law.

On October 7, 2013, the Company filed an Amendment to the Certificate of Designation of the Series A Preferred Stock of the Company with the Secretary of State of Nevada. Paragraph 1 of the Certificate of Designation was amended to change the name of the Series A Preferred Stock to Series A Convertible Preferred Stock and to increase the number of authorized Series A Convertible Preferred Stock from 10,000,000 shares to 12,000,000 shares. The Company also added a new Paragraph 5 to include conversion rights of the Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock may convert into fifty (50) shares of common stock of the Company.

b)

Share Issuances

On June 24, 2013, the Company entered into a share exchange agreement with Alkame and the shareholders of all of the issued and outstanding shares of Alkame. On June 25, 2013, the Company acquired 100% of the members’ shares of Alkame Water, Inc. (“Alkame”), a Company incorporated in the state of Nevada on March 1, 2012, in exchange for 150,000,000 common shares, comprised of 116,666,667 common shares privately transacted from the President of Company and the issuance of 33,333,333 common shares to shareholders of Alkame.

On July 8, 2013, the Company issued 10,000,000 of Series A Convertible Preferred Stock to the President of the Company, in exchange for the cancellation and return to treasury of 83,333,333 shares of his common stock in the Company.

In July 2013, a shareholder cancelled 2,333,333 common shares in connection with the merger.

In August 2013, the Company issued 7,777,500 common shares to correct share allocation in connection with the merger.  The shares are valued at $0.42 per share and recorded at June 25, 2013 as they were supposed to be issue contemporaneously with the closing of the reverse merger.

In August 2013, the Company issued 10,667 common shares in connection with professional services.  The shares were issued at a price of $0.75 per share.

In August 2013, the Company issued 5,129 common shares in connection with an exclusivity agreement.   The shares were issued at a price of $0.69 per share.

In August 2013, the Company issued 500,000 and 666,667 common shares to two analyst services for prepaid professional services.  The shares were issued at a price of $0.69 and $1.17 per share, respectively.

During the year ended December 31, 2013, the Company amortized and charged to operations $245,000 for prepaid services. As of December 31, 2013, the Company had balance of $624,500 in prepaid expenses - current and $260,000 in prepaid expenses - long term.

In August 2013, the Company issued 8,333 common shares to each of 4 consultants’ as compensation for services.  The shares were issued at a price of $1.17 per share.

In October 2013, the Company issued 2,000,000 shares of Series A Convertible Preferred Stock to a consultant for services rendered valued at $0.125 per share.

In November 2013, the company issued 1,500,000 common shares in connection with the termination of a consultant.  The shares were issued at a price of $0.45 per share.

In November 2013, the Company issued 12,308 common shares in connection with professional services.  The shares were issued at a price of $0.45 per share.

In November 2013, the Company issued 250,818 common shares to various athlete endorses of its product.  The shares were issued at a price of $0.45 per share.

As of December 31, 2013 and 2012, 135,089,754 and 210,000,000 shares of common stock were issued and outstanding, respectively.

8.

Income Taxes

Deferred income tax assets as of December 31, 2013 of $2,090,000 resulting from net operating losses and future amortization deductions, have been fully offset by valuation allowances.  The valuation allowances have been established equal to the full amounts of the deferred tax assets, as the Company is not assured that it is more likely than not that these benefits will be realized.

Reconciliation between the statutory United States corporate income tax rate (35%) and the effective income tax rates based on continuing operations is as follows:

Year ended December 31,	2013	2012
Income tax benefit at Federal statutory rate of 35%	$(1,830,000)	$(12,300)
State Income tax benefit, net of Federal effect	(260,000)	(1,700)
Permanent and other differences	-	-

Change in valuation allowance	2,090,000	14,000
Total	$-	$-

Components of deferred tax assets were approximately as follows:

As at December 31,	2013	2012
Net operating loss	$2,090,000	$14,000
Asset impairment
Valuation allowance	(2,090,000)	(14,000)
Total	$-	$-

At December 31, 2013 the Company has available net operating losses of approximately $5,235,000 which may be carried forward to apply against future taxable income. These losses will expire in 2031. Deferred tax assets related to these losses have not been recorded due to uncertainty regarding their utilization.

The provisions of ASC 740 require companies to recognize in their financial statements the impact of a tax position if that position is more likely than not to be sustained upon audit, based upon the technical merits of the position. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.

Management does not believe that the Company has any material uncertain tax positions requiring recognition or measurement in accordance with the provisions of ASC 740. Accordingly, the adoption of these provisions of ASC 740 did not have a material effect on the Company’s financial statements. The Company’s policy is to record interest and penalties on uncertain tax positions, if any, as income tax expense.

The Company has not filed its applicable Federal and State tax returns for the year ended December 31, 2012 and may be subject to penalties for noncompliance. The Company has filed an extension for the 2013 filing.

The Company entered into a share exchange agreement during fiscal year 2013, as a result, pursuant to Internal Revenue Code Section 382, the amount of future taxable income that can be offset by pre-share exchange agreement net operating losses may be limited. The deferred tax asset derived from these tax loss carry-forwards have been included in consolidated deferred tax assets- net operating loss carry-forwards, and a full valuation allowance has been established since it is not more likely than not that such benefits will be recovered.

9.

Inventory

Inventory

Inventories are stated at cost, with cost being determined on the average cost method. Inventory costs include material, import control costs, unpacking at the warehouse facility, and freight charges. The Company provides inventory allowances based on excess and obsolete inventories determined primarily by future demand forecasts.

Inventory in Transit

Inventory in transit is stated at actual cost invoiced by the supplier at time of shipment.

Cost of Sales

At the time of sale the Cost of Sales is computed at actual cost.

Inventory consisted of:

	December 31, 2013	December 31, 2012
Inventory – Raw Materials	$ 16,212	$ -
Inventory – Finished Goods	29,386	-
Total	$ 45,598	$ -

10.

Commitments and Contingencies

LITIGATION

The Company may, from time to time, become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. The Company is currently not aware of any such legal proceedings that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition or operating results.

CONSULTING AGREEMENT

On December 19, 2012 the company entered into Consultant/Non-Circumvent & Non-disclosure agreement for services. The Company entered into addendum to this agreement on March 26, 2013 and the Company issued 4.5% of common shares of the total issued and outstanding shares as of the date of the closing or consummation of the reverse merger and agreed not to dilute the 4.5% for a period of one year from the date of initial issuance of shares to the consultant, if the Company effects a stock dividend, stock split, sells or issued Companies securities.

As of the date of filing of this annual report, the Company has not sold or issued any securities and hence maintained the 4.5% position of the consultant.

11.

Concentration of credit risk

Concentration of credit risk with respect to trade receivables is inherent as the Company begins the ramp up of its sales.  Long term, the Company does not currently foresee a concentrated credit risk associated with its trade receivables.  While repayment is dependent upon the financial stability of the various customers to which shipment takes place, major customers in the water industry are typically distributors or chain stores each with large, per shipment sales, but also with significant history and excellent credit. In the year ended December 31, 2013, approximately ninety eight percent (98%) of sales came from two major distributors.  The Company expects these percentages to drop significantly as it expands the number and territories covered by distributors and retailers.

12.

Disclosure That Company Was in the Development Stage in Prior Years

Alkame Holdings, Inc. was incorporated on April 19, 2010, in Nevada and was in the development stage through December 31, 2012.  The year 2013 is the first year during which the Company is considered an operating company and is no longer in the development stage.

13.

Subsequent Events

We have evaluated subsequent events through the date the consolidated financial statements were available to be issued, and did not have any material recognizable subsequent events, other than the following:

a) In March 2014, the Company was approached by an individual who who had been engaged, among other things, in trying to raise capital for Alkame Water, Inc. prior to the Company going public.  Subsequently, he was terminated by the Company for failure to provide servies to Alkame Water, Inc., but now claims that unspecified fees for services are due to him.  The parties are currently working on a settlement, but nothing final has been reached.

b) In April 2014, the Company was notified that a note holder disputes the balance of his note as recorded on the books of the Company.  The discrepancy arises from a question regarding expenses that the holder claims were paid on behalf of the Company and subsequent payments that the Company recorded as payments against the note.  The Company has no record of the expenses claimed to be due, and is in negotiations to settle this matter.  The Company has accrued $28,000 to cover the potential expenses and adjustments to accrued interest if the claim is substantiated.  The Company believes it has properly accounted for all payments made to the individual.

c) On January 8, 2014, the Company filed Form 8-K advising shareholders our board of directors and majority shareholders approved a reverse split of 3 to 1 in which each shareholder will be issued 1 common share in exchange for 3 common shares of their currently issued common stock.

The consolidated financial statements and footnotes have been adjusted to retroactively reflect the reverse stock split.

d) On January 24, 2014, we filed a Certificate of Amendment to the Company’s Articles of Incorporation (the “Certificate of Amendment”) with the Nevada Secretary of State. The Certificate of Amendment amends Article III of the Company’s Articles of Incorporation to authorize the issuance of up to one hundred million (100,000,000) shares of Preferred Stock, par value $0.001 per share, which may be issued in one or more series, with such rights, preferences, privileges and restrictions as shall be fixed by the Company’s Board of Directors from time to time. As a result of the Certificate of Amendment, we now have 1,000,000,000 authorized shares, par value $0.001 per share, consisting of two classes designated as “Common Stock” and “Preferred Stock.” The total number of shares of Common Stock that we have authority to issue is nine hundred million (900,000,000) shares and the total number of shares of Preferred Stock that we have authority to issue is one hundred million (100,000,000) shares. Our Board of Directors and a majority of our shareholders approved the Certificate of Amendment.

On January 24, 2014, pursuant to Article III of our Articles of Incorporation, our Board of Directors voted to designate a class of preferred stock entitled Series B Preferred Stock, consisting of up to seventy million (70,000,000) shares, par value $0.001. Under the Certificate of Designation, holders of Series B Preferred Stock will participate on an equal basis per-share with holders of our common stock and Series A Preferred Stock in any distribution upon winding up, dissolution, or liquidation. Holders of Series B Preferred Stock are entitled to convert each share of Series B Preferred Stock into one (1) share of common stock. Holders of Series B Preferred Stock are also entitled to vote together with the holders of our common stock and Series A Preferred Stock on all matters submitted to shareholders at a rate of one (1) vote for each share held.

The rights of the holders of Series B Preferred Stock are defined in the relevant Certificate of Designation filed with the Nevada Secretary of State on January 24, 2014.

On January 24, 2014, pursuant to Article III of our Articles of Incorporation, our Board of Directors voted to designate a class of preferred stock entitled Series C Preferred Stock, consisting of up to ten million (10,000,000) shares, par value $0.001. Under the Certificate of Designation, holders of Series C Preferred Stock will be entitled to receive the Stated Value per share ($1.00) in any distribution upon winding up, dissolution, or liquidation. Holders of Series C Preferred Stock are entitled to convert such number of shares of Common Stock equal to the quotient of the Stated Value per share divided by the closing price of our common stock on the day of conversion. Holders of Series C Preferred Stock are also entitled to vote together with the holders of our common stock, Series A Preferred Stock and Series B Preferred Stock on all matters submitted to shareholders at a rate of one (1) vote for each share held.

The rights of the holders of Series C Preferred Stock are defined in the relevant Certificate of Designation filed with the Nevada Secretary of State on January 24, 2014.

On January 28, 2014, six stock holders exchanged a total of 65,210,834 common shares for 65,210,834 Series B Convertible Preferred Stock.

On March 11, 2014, the Company received an advance of $100,000 on a note with its current investor on the same terms as previous notes.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On February 6, 2014, we dismissed Sadler Gibb & Associates, LLC as our accountant. We engaged RBSM LLP as our principal accountants effective February 6, 2014. The decision to change accountants was approved by our board of directors.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2013. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2013, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2014: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us, as an emerging growth company, to provide only management’s report in this annual report.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table contains information with respect to our current executive officers and directors:

Name	Age	Principal Positions With Us
Robert Eakle	41	President, Chief Executive Officer and Director

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

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us for our fiscal years ended December 31, 2013 and 2012.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Eakle Current President, Chief Executive Officer, Chief Financial Officer, and Director	2013	0	0	0	0	0	0	0	0
Mikhail Kats Former President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director	2013 2012	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Olga Kats Former Secretary	2013 2012	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

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

Outstanding Equity Awards at Fiscal Year-End

There were no unexercised options, stock that has not vested, and equity incentive plan awards for any officer or employee as of December 31, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 31, 2014, certain information as to shares of our common stock, Series A Convertible Preferred Stock and Series B Preferred Stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown. Unless otherwise indicated below, each entity or person listed below maintains an address of 3651 Lindell Road, Suite D # 356, Las Vegas, Nevada 89103.

	Common Stock		Series A Preferred Stock		Series B Preferred Stock
Name and Address of Beneficial Owner	Number of Shares Owned (1)	Percent of Class (2)	Number of Shares Owned (1)	Percent of Class (2)	Number of Shares Owned (1)	Percent of Class (2)
Robert Eakle(3)	554,933,334	88.96%	10,000,000	83.33%	53,933,334	82.47%
All Directors and Executive Officers as a Group (1 person)	554,933,334	88.96%	10,000,000	83.33%	53,933,334	82.47%
5% Holders
Caledonian Bank Limited	31,859,414	45.59%	-		-
Kaufman & Associates Inc. (4)	107,277,500	60.56%	2,000,000	16.67%	7,277,500	11.13%

(1) Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

(2) Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. There are 69,878,939 shares of common stock, 12,000,000 shares of Series A Convertible Preferred Stock and 65,210,834 shares of Series B Preferred stock, respectively, issued and outstanding as of March 31, 2014 including securities exercisable or convertible into shares of Common Stock within sixty (60) days hereof for each stockholder.

(3) Includes 1,000,000 shares of common stock, 10,000,000 shares of Series A Convertible Stock that may be converted into 500,000,000 shares of common stock, and 53,933,334 shares of Series B Preferred Stock that may be converted into 53,933,334 shares of common stock.

(4) Includes 2,000,000 shares of Series A Convertible Stock that may be converted into 100,000,000 shares of common stock and 7,277,500 shares of Series B Preferred Stock that may be converted into 7,277,500 shares of common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than the transactions described below and under the heading “Executive Compensation” (or with respect to which such information is omitted in accordance with SEC regulations), since January 1, 2012 there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed $120,000, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

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

During the year ended December 31, 2013, the Company received $14,629 (December 31, 2012 - $17,162) in cash loans, and made cash payments on these amounts owing totaling $28,302 (December 31, 2012 - $0).

As of December 31, 2013, the Company owes $3,489 (December 31, 2012 - $17,162) to its President.  The amounts owing are unsecured, non-interest bearing and due on demand.

Item 14. Principal Accounting Fees and Services

The following table shows the fees that were billed for the audit and other services provided by RBSM LLP for the fiscal year ended December 31, 2013 and Siberstein Ungar, PLLC for the fiscal year ended December 31, 2012, and Saddler Gibb for the quarterly reports during 2013.

Financial Statements for the Year Ended December 31,	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2013	$18,600	$-	$-	$-
2012	$ 6,450	$-	$-	$-

Audit Fees — This category includes the audit of our annual consolidated financial statements, review of consolidated financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm.  Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting.

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following consolidated financial statements and schedules listed below are included in this Form 10-K.

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

Alkame Holdings, Inc.

By:	/s/ Robert Eakle
Robert Eakle President, Chief Executive Officer, Principal Executive Officer, and Director
April 15, 2014

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Robert Eakle
Robert Eakle President, Chief Executive Officer, Principal Executive Officer, and Director
April 15, 2014