Form 10-K/A
period 2013-12-31
ALKAME HOLDINGS, INC.
filed 2014-04-21
CIK 1522165

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K /A

Amendment #1

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

Explanatory Note:

The purpose of this  Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Form 10K”), originally filed with the U.S. Securities and Exchange Commission on April 17, 2013 is to furnish Exhibit 101 to the Form 10-K (Interactive Data or XBRL files).

No other changes have been made to the Form 10-K. This Form 10-K/A speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-K.

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

Selected Consolidated Statements of Operations Data:

	Year Ended December 31, 2013	March 1, 2012 through December 31, 2012
Revenue	$17,466	—
Gross Loss	($96,848)	—
Net Loss	($5,228,591)	(34,776)
Net Loss Per Share –
Basic and Diluted	($0.04)	(0.00)

Selected Consolidated Balance Sheet Data:

	December 31, 2013	December 31, 2012
Cash	$128,258	$145
Working Capital	$657,691	($34,776)
Total Assets	$813,719	$145
Total Liabilities	$906,028	$34,921
Total Stockholders’ Equity (Deficit)	$175,044	($34,776)

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

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of December 31, 2013 and 2012
F-3	Consolidated Statements of Operations for the year ended December 31, 2013 and for the period from March 1, 2012 (Date of Inception) to December 31, 2012
F-4	Consolidated Statement of Stockholders’ (Deficiency) Equity for period from March 1, 2012 (Date of Inception) to December 31, 2013
F-5	Consolidated Statements of Cash Flows for the year ended December 31, 2013 and for the period from March 1, 2012 (Date of Inception) to December 31, 2012
F-6	Notes to Consolidated Financial Statements

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

/s/ RBSM LLP

April 15, 2014

New York, NY

ALKAME HOLDINGS, INC. AND SUBSIDIARY

(FORMERLY PINACLE ENTERPRISE, INC)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash	$128,258	$145
Accounts receivable	331	—
Prepaid expenses - current	624,500	—
Inventory	45,598	—
Deposits	15,032
Total current assets	813,719	145

Intangible assets, net	7,352	—

Other assets:
Deferred finance costs	47,085	—
Prepaid expenses - long term	260,000	—
Total other assets	307,085	—

Total assets	$1,128,156	$145

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$62,702	$10,759
Accrued interest	36,347	—
Loans from officer	3,489	17,162
Notes payable	53,490	7,000
Total current liabilities	156,028	34,921

Other liabilities:
Notes payable - long term	750,000	—
Total liabilities	906,028	34,921

Stockholders' equity (deficit)
Preferred stock - $.001 par value, authorized - 20,000,000 shares; Series A Convertible Preferred stock - $.001 par value, 12,000,000 designated; issued and outstanding - 12,000,000 and 0 shares respectively	12,000	—
Common stock - $.001 par value, authorized - 900,000,000 shares; issued and outstanding - 135,089,754 and 210,000,000 shares, respectively (1)	135,090	210,000
Additional paid-in capital	5,548,405	—
Accumulated deficit	(5,473,367)	(244,776)
Total stockholders' equity (deficit)	222,128	(34,776)

Total liabilities and stockholders' equity (deficit)	$1,128,156	$145

(1) Adjusted for 1:3 reverse split on January 8, 2014

See accompanying notes to the consolidated financial statements

ALKAME HOLDINGS, INC. AND SUBSIDIARY

(FORMERLY PINACLE ENTERPRISE, INC)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended	For the period March 1, 2012 to
	December 31, 2013	December 31, 2012

Revenues	$17,466	$—

Cost of goods sold	114,314	—

Gross loss	(96,848)	—

Operating expenses:
Selling expenses	671,801	9,385
General and administrative	4,394,526	25,391
Depreciation and amortization	1,186	—
Total operating expenses	5,067,513	34,776

Loss from operations	(5,164,361)	(34,776)

Other expenses:
Amortization of deferred finance costs	27,917	—
Interest expense	36,313	—
Total other expenses	64,230	—

Net loss applicable to common stock holders	$(5,228,591)	$(34,776)

Per share data
Net Loss per share - basic and diluted	$(0.04)	$(0.00)
Weighted average number of
shares outstanding- basic and diluted	116,988,324	210,000,000

See accompanying notes to the consolidated financial statements

ALKAME HOLDINGS, INC. AND SUBSIDIARY

(FORMERLY PINACLE ENTERPRISE, INC)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Series A Convertible Preferred Stock		Common Stock (1)		Additional		Total
	($.001 par value)		($.001 par value)		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, March 1, 2012 (Inception)	—	—	210,000,000	$210,000	$—	$(210,000)	$—

Net loss		—	—	—	—	(34,776)	(34,776)

Balance, December 31, 2012	—	—	210,000,000	210,000	—	(244,776)	(34,776)

Issuance of stock for:
Issuance of common shares for services		—	9,584,626	9,584	4,097,372	—	4,106,956
Issuance of common shares for prepaid services			1,166,667	1,167	1,123,833	—	1,125,000
Issuance of common shares for purchase of exclusivity agreement			5,128	5	3,534	—	3,539
Cancellation of common shares		—	(2,333,333)	(2,333)	2,333	—	—
Conversion of common shares to Series A Convertible Preferred Shares	10,000,000	10,000	(83,333,333)	(83,333)	73,333	—	—
Issuance of Series A Convertible Preferred shares for services	2,000,000	2,000	—	—	248,000	—	250,000

Net loss		—	—	—	—	(5,228,591)	(5,228,591)

Balance, December 31, 2013	12,000,000	12,000	135,089,754	$135,090	$5,548,405	$(5,473,367)	$222,128

(1) Adjusted for 1:3 reverse split on January 8, 2014

 See accompanying notes to the consolidated financial statements

ALKAME HOLDINGS, INC. AND SUBSIDIARY

(FORMERLY PINACLE ENTERPRISE, INC)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended	Period from March 1, 2012 to
	December 31, 2013	December 31, 2012
Cash flows from operating activities:
Net loss	$(5,228,591)	$(34,776)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,186	—
Common stock issued for services	4,091,456	—
Expenses paid on behalf of company	63,000	—
Amortization of prepaid assets	256,000	—
Series A Convertible Preferred shares issued for services	250,000	—
Amortization of prepaid assets	27,917	—
Changes in operating asset and liability account balances:
Accounts receivable	(331)	—
Deposits	(15,032)	—
Inventory	(45,598)	—
Accrued interest	36,347	—
Accounts payable and accrued expenses	51,942	10,759
Total adjustments	4,716,887	10,759

Net cash used in operating activities	(511,704)	(24,017)

Cash flows from investing activities
Purchase of exclusivity agreement	(5,000)	—
Net cash used in investing activities	(5,000)	—

Cash flows from financing activities:
Proceeds from officer loans	14,629	17,162
Payments on officer loans	(28,302)	—
Proceeds from notes payable	760,000	7,000
Payments of notes payable	(26,510)	—
Payment of Financing costs	(75,000)	—
Net cash provided by financing activities	644,817	24,162

Net increase in cash	128,113	145

Cash at beginning of year	145	—

Cash at end of year	$128,258	$145

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Supplemental Schedules of Noncash Investing
and Financing Activities:
Common shares converted to Series A Convertible Preferred shares	$83,333	$—
Common stock issued for license agreement	$3,538	$—
Common stock issued for prepaid services	$1,125,000	$—
Recapitalization - shares	$2,333	$210,000

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

Reconciliation between the statutory United States corporate income tax rate (35%) and the effective income tax rates based on continuing operations is as follows:

Year ended December 31,	2013	2012
Income tax benefit at Federal statutory rate of 35%	$(1,830,000)	$(12,300)
State Income tax benefit, net of Federal effect	(260,000)	(1,700)
Permanent and other differences	—	—

Change in valuation allowance	2,090,000	14,000
Total	$—	$—

Components of deferred tax assets were approximately as follows:

As at December 31,	2013	2012
Net operating loss	$2,090,000	$14,000
Asset impairment
Valuation allowance	(2,090,000)	(14,000)
Total	$—	$—

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

Cost of Sales

At the time of sale the Cost of Sales is computed at actual cost.

Inventory consisted of:

	December 31, 2013	December 31, 2012
Inventory – Raw Materials	$16,212	$—
Inventory – Finished Goods	29,386	—
Total	$45,598	$—

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

Financial Statements for the Year Ended December 31,	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2013	$18,600	$—	$—	$—
2012	$6,450	$—	$—	$—

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

(1)   (1) Incorporated by reference to the Registration Statement on Form S-1 filed on June 21, 2011; also incorporated by reference to the Current Report on Form 8-K filed on October 29, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alkame Holdings, Inc.

By:	/s/ Robert Eakle
Robert Eakle President, Chief Executive Officer, Principal Executive Officer, and Director
April 18, 2014

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Robert Eakle
Robert Eakle President, Chief Executive Officer, Principal Executive Officer, and Director
April 18, 2014

