Form 10-Q
period 2014-03-31
ALKAME HOLDINGS, INC.
filed 2014-05-21
CIK 1522165

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 69,878,939 as of May 15, 2014.

ALKAME HOLDINGS, INC.

2

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

Our unaudited condensed consolidated financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2014 are not necessarily indicative of the results that can be expected for the full year.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our”, “our company” and “Alkame” mean Alkame Holdings, Inc., unless otherwise stated.

3

ALKAME HOLDINGS, INC. AND SUBSIDIARY

CONDENSED Consolidated Balance Sheets

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash	$100,577	$128,258
Accounts receivable	24,808	331
Prepaid expenses - current	562,500	624,500
Inventory	28,420	45,598
Deposits	14,647	15,032
Total current assets	730,952	813,719
Fixed and intangible assets:
Manufacturing equipment, net	7,078	—
Intangible assets, net	6,642	7,352
Fixed and intangible assets, net	13,720	7,352
Other assets:
Deferred finance costs	51,459	47,084
Prepaid expenses - long term	162,500	260,000
Total other assets	213,959	307,084
Total assets	$958,630	$1,128,156
LIABILITIES AND STOCKHOLDERS (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued expenses	$79,306	$62,702
Accrued interest	55,653	36,347
Loans from officer	3,489	3,489
Notes payable	550,490	53,490
Total current liabilities	688,938	156,028
Other liabilities:
Notes payable - long term	350,000	750,000
Total liabilities	1,038,938	906,028
Stockholders' (deficit) equity
Preferred stock - $.001 par value, authorized - 20,000,000 shares;
Series A Convertible Preferred stock - $.001 par value, 12,000,000 shares designated; issued and outstanding - 12,000,000 and 12,000,000 shares respectively	12,000	12,000
Series B Convertible Preferred stock - $.001 par value, 70,000,000 shares designated; issued and outstanding 65,210,834 and 0 shares respectively	65,211	—
Series C Convertible Preferred stock - $.001 par value, 10,000,000 shares designated; issued and outstanding 0 shares	—	—
Common stock - $.001 par value, authorized - 900,000,000 shares; issued and outstanding - 69,878,939 and 135,089,766 shares, respectively	69,880	135,090
Additional paid-in capital	5,548,405	5,548,405
Accumulated deficit	(5,775,803)	(5,473,367)
Total stockholders' (deficit) equity	(80,308)	222,128
Total liabilities and stockholders' (deficit) equity	$958,630	$1,128,156

 See accompanying notes to the unaudited condensed consolidated financial statements

ALKAME HOLDINGS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended
	March 31, 2014	March 31, 2013
Revenues	$29,191	$—
Cost of goods sold	31,886	—
Gross profit	(2,694)	—
Operating expenses:
Selling expenses	208,100	73,618
General and administrative	66,002	172
Depreciation and amortization	711	—
Total operating expenses	274,813	73,790
Loss from operations	(277,507)	(73,790)
Other expenses:
Amortization of deferred financing costs	5,625	—
Interest expense	19,303	—
Total other expenses	24,928	—
Net loss applicable to common stock holders	$(302,435)	$(73,790)
Per share data
Net Loss per share - basic and diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding- basic and diluted	89,442,170	210,000,000

 See accompanying notes to the consolidated financial statements

ALKAME HOLDINGS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended
	March 31,	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(302,435)	(73,790)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of prepaid assets	159,500
Amortization of deferred financing costs	5,625	—
Depreciation and amortization	800	—
Changes in assets and liabilities:
Accounts receivable – trade	(24,477)	—
Deposits	385
Inventory	17,178	—
Accrued interest	19,306
Accounts payable and accrued expenses	16,605	5,694
NET CASH USED IN OPERATING ACTIVITIES	(107,514)	(68,096)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(7,168)	—
NET CASH USED IN INVESTING ACTIVITIES	(7,168)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on financing costs	(10,000)	—
Proceeds from related parties	—	6,248
Proceeds from notes payable	100,000	63,000
Payments of notes payable	(3,000)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	87,000	69,248
NET INCREASE (DECREASE) IN CASH	(27,681)	1,152
CASH - BEGINNING OF PERIOD	128,258	145
CASH - END OF PERIOD	$100,577	$1,297
Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Supplemental Schedules of Noncash Investing and Financing Activities:
Conversion of common stock into Series B convertible preferred stock	$65,211	$—

See accompanying notes to unaudited condensed consolidated financial statements

Alkame Holdings, Inc. and Subsidiary

Notes to the Unaudited Condensed Consolidated Financial Statements

For the three months ended March 31, 2014 and 2013

1.	Organization and Nature of Operations

Alkame Holdings, Inc. (fka Pinacle Enterprise Inc.) (the "Company", “we”, “us” or “our”) was incorporated under the laws of the State of Nevada on April 19, 2010.  The Company is in the business of manufacturing bottled/canned alkaline, antioxidant and oxygenated water.

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

As part of the acquisition transaction, all assets and liabilities of Alkame Holdings, Inc. at the date of acquisition were assumed by the former management.

The transaction is accounted for using the purchase method of accounting. As a result of the recapitalization and change in control, Alkame is the acquiring entity in accordance with ASC 805, Business Combinations. Accordingly, the historical financial statements are those of Alkame, the accounting acquirer, immediately following the consummation of the reverse merger.

The Company ceased to be a Development Stage Company during the year ended December 31, 2013.

As a result of the exchange transaction, our board of directors decided to change our fiscal year end from January 31 to December 31.

2.	Going Concern

These accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of March 31, 2014, the Company has recognized only $29,191 in revenue and an accumulated deficit of $5,775,803. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These accompanying unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	Basis of Presentation

These unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for any interim period or an entire year. The Company applies the same accounting policies and methods in its interim financial statements as those in the most recent audited annual financial statements. The financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the year ended December 31, 2013 included in the Company’s filing on Form 10-K.

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. All inter-company accounts and transactions have been eliminated. The Company’s fiscal year end is December 31.

4.	Summary of Significant Accounting Policies

a)   Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

b)   Cash and Cash Equivalents

For purposes of the statement of cash flows, cash includes demand deposits, saving accounts and money market accounts. The Company considers all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents.

c) Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. Such securities, shown below, presented on a common share equivalent basis and outstanding as of March 31, 2014 and 2013 have been excluded from the per share computations:

	As of March 31, 2014	As of March 31, 2013
Series A Convertible Preferred Stock	600,000,000	—
Series B Convertible Preferred Stock	65,210,834	—

d) Financial Instruments

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

e) Income Taxes

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

f) Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

g) Revenue Recognition

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

5.	Reverse Acquisition

On June 25, 2013, the Company acquired 100% of the members’ shares of Alkame Water (“Alkame”), a company incorporated in the state of Nevada on March 1, 2012, in exchange for 450,000,000 common shares, comprised of 350,000,000 common shares privately transacted from the President of Company and the issuance of 100,000,000 common shares to shareholders of Alkame. Effectively, Alkame held 71% of the issued and outstanding common shares of the Company and the transaction has been accounted for as a reverse acquisition, where Alkame is deemed to be the acquirer for accounting purposes.

As part of the acquisition transaction, all assets and liabilities of Pinacle Enterprise, Inc. at the date of acquisition were assumed by the former management.

As a result of the exchange transaction, our board of directors decided to change our fiscal yearend from January 31 to December 31.

6.	Notes Payable

Current:

The Company owed $50,490 and $53,490 at March 31, 2014 and March 31, 2013 respectively to a stockholder and former director.

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

During the three months ended March 31, 2014 and 2013, the Company repaid $3,000 and $6,248 of the Note respectively.

Long-term:

On March 29, 2013, the Company entered into a two year promissory note agreement for $500,000. On April 8, 2013, the Company received $200,000 and on May 1, 2013, the Company received $300,000. On September 27, 2013, the note agreement was amended to include an additional advance to the Company of $250,000.  Pursuant to the agreement, the loan is secured with a general security agreement, bears interest at 10% per annum, and $500,000 is due on March 30, 2015 and $250,000 is due on September 27, 2015. As at March 31, 2014 and December 31, 2013, the Company has accrued interest of $55,563 and $36,347, respectively. The original note, and the amendment, each mature two years from date of issuance or amendment.

On March 11, 2014, the Company entered into an additional two year promissory note agreement for an additional $100,000 from the same investor group, on the same terms as outlined above.

As of March 31, 2014, the Company reclassified $500,000 of this note payable to current liability.

The Company paid 10% of proceeds from $750,000 long-term notes payable as financing cost of $75,000 to a consultant. The Company will amortize this cost over the term of the long-term note payable.

The Company paid 10% of proceeds from the $100,000 long-term notes payable as financing cost of $10,000 to a consultant. The Company will amortize this cost over the term of the long-term note payable.

During the three months ended March 31, 2014, the Company charged to operations $5,625 as amortization of deferred financing costs. As of March 31, 2014 and December 31, 2013, remaining balance in deferred financing cost of $51,459 and $47,084, respectively is presented as part of other assets.

7.	Related Party Transactions

During the three months ended March 31, 2014 and 2013, the Company received $0 and $7,905 respectively in cash loans, and made cash payments on these amounts owing totaling $1,657 and $0 during the same periods.

As of March 31, 2014 and December 31, 2013, the Company owed $3,489, to its President. The amounts owing are unsecured, non-interest bearing and due on demand.

8.	Stockholders’ Deficit

Where applicable, all common share numbers have been restated to retroactively reflect, the 1:3 reverse split affected by the Company on January 8, 2014.

a) Authorized

Authorized capital stock consists of:

· 900,000,000 common shares with a par value of $0.001 per share; and

· 100,000,000 preferred shares with a par value of $0.001 per share;

•	The Company has designated 12,000,000 shares as Series A Convertible Preferred Series Stock. Each share of Series A Preferred Stock is convertible into five (5) share of Common Stock.
•	The Company has designated 70,000,000 shares as Series B Convertible Preferred Series Stock. Each share of Series B Preferred Stock is convertible into one (1) share of Common Stock.
•	The Company has designated 10,000,000 shares as Series C Convertible Preferred Series Stock. Each share of Series C Preferred Stock is convertible into $1.00 of Common Shares at the market price on the date of conversion.

Increase in authorized shares

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

Series B Convertible Preferred Stock

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

Series C Convertible Preferred Stock

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

b) Share Issuances

On January 28, 2014, six stockholders exchanged a total of 65,210,834 common shares for 65,210,834 Series B Convertible Preferred Stock.

As of March 31, 2014 and December 31, 2013, 69,878,939 and 135,089,766 shares of common stock were issued and outstanding, respectively.

9.	Subsequent Events

We have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events, other than the following:

a) On April 21, 2014, the Company entered into a Stock Purchase Definitive Agreement (the “Agreement”) with Xtreme Technologies, Inc., an Idaho corporation (“Xtreme”). In accordance with the terms of the Agreement, the Company will purchase all of the outstanding shares of Xtreme for the purchase price of $2,000,000.00, payable as follows:

·	A cash payment of $50,000 has been previously paid as a non-refundable deposit;
·	An additional cash payment of $525,000 shall be paid on or before the Closing Date (defined below), which, along with the initial $50,000 deposit, shall pay the obligations on Xtreme’s balance sheet;
·	The balance of $1,425,000.00 shall be payable by the issuance of shares of the Company’s Series C Preferred Stock with a stated value of $1.00 per share to be divided pro rata among the Company’s shareholders of record as of the Closing Date. The Series C Preferred Stock shall include an option to convert such shares of Series C Preferred Stock into the Company’s Common Stock at the closing price of the Company’s common stock, as quoted on the OTCQB; and
·	One of Xtreme’s previous officers and directors holds outstanding options to purchase up to 1,009,000 shares of Xtreme’s common stock at the price of $0.10 per share. At the Closing Date, pursuant to Idaho law, Xtreme shall notify this previous officer and director of his 30-day right to exercise any or all of his remaining options. If he elects to exercise any of his options within such 30-day period, the Company agrees to issue additional shares of Series C Preferred Stock in exchange for such Xtreme shares.

The Agreement includes customary representations, warranties and covenants of the Company and Xtreme, made to each other as of specific dates.

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

c) In May 2014, the Company received notice that a complaint was filed in District Court, Clark County, NV alleging that the Company and various unnamed defendants are liable to a Mr. Renard Wiggins with regard to commissions and equity purportedly owed Mr. Wiggins, for services allegedly rendered in raising capital on behalf of the Company prior to the reverse merger between Pinacle Enterprises Inc. (now Alkame Holdings, Inc.) and Alkame Water, Inc. in June 2013. The Company has not fully evaluated the complaint, but after initial review, does not believe there is any validity to the claims of Mr. Wiggins, and intends to vigorously defend against these claims.

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

On June 24, 2013, the Company entered into a share exchange agreement with Alkame and the shareholders of all of the issued and outstanding shares of Alkame. On June 25, 2013, the Company acquired 100% of the members’ shares of Alkame Water, Inc. (“Alkame”), a Company incorporated in the state of Nevada on March 1, 2012, in exchange for 150,000,000 common shares, comprised of 116,666,667 common shares privately transacted from the President of Company and the issuance of 33,333,333 common shares to shareholders of Alkame. Effectively, Alkame held 71% of the issued and outstanding common shares of the Company and the transaction has been accounted for as a reverse acquisition, where Alkame is deemed to be the acquirer and or the surviving entity for accounting purposes.

As part of the acquisition transaction, all assets and liabilities of Alkame Holdings, Inc. at the date of acquisition were assumed by the former management.

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

As a result of the exchange transaction, our board of directors decided to change our fiscal yearend from January 31 to December 31.

Results of Operations

Results of Operations for the three months ended March 31, 2014 and 2013.

Liquidity and Capital Resources

Working Capital

			Percentage
	March 31,	March 31,	Increase/
	2014	2013	(Decrease)
Current Assets	$730,952	$813,719	(10.2%)
Current Liabilities	$688,938	$156,028	341.5%
Working Capital Surplus	$42,014	$657,691	(93.6%)

Operating Revenues

In the three months ended March 31, 2014, we earned $29,191 from the sales of our water products, compared with $0 for the same periods ended March 31, 2013. We expect that over the coming months, our sales and marketing efforts will result in significantly increasing sales.

Cost of Goods Sold

In the three months ended March 31, 2014, we incurred $31,886 as cost of goods sold, compared with $0 for the same periods ended March 31, 2013. We expect that over the coming months, our cost of goods sold will increase as a result in significantly increasing sales.

Operating Expenses and Net Loss

Our operating expenses for the three month periods ended March 31, 2014 and 2013 are outlined in the table below:

	Three Months Ended
	March 31,
	2014	2013
Selling expenses	$208,100	$73,618
General and administrative	66,002	172
Depreciation and amortization	711	—
Total	$274,813	$73,790

Operating expenses for the three months ended March 31, 2014 were $274,813 compared with $73,790 for the three months ended March 31, 2013. The increase in operating expense is attributed to an increase in operating activity compared to the prior year period, including $189,040 in selling and travel related expenses connected with our sales efforts, and $15,830 in professional fees for legal, accounting, and audit services required for SEC filing requirements.

In addition to operating expenses, we incurred interest expenses of $19,303 during the three months ended March 31, 2014 on $850,000 of notes payable, the majority of which are secured, bear interest at 10% per annum, and $500,000 is due on March 30, 2015, $250,000 is due on September 27, 2015 and $100,000 is due on March 11, 2016.

We incurred a net loss of $302,435 for the three months ended March 31, 2014, compared with a net loss of $73,790 for the same period ended 2013.

Liquidity and Capital Resources

As at March 31, 2014, our cash balance was $100,577 compared to $128,258 as at December 31, 2013. The decrease in cash is attributed to proceeds of $100,000 from the issuance of notes payable which were used to pay operating expenses, payments to a shareholder of $3,000 in recorded as notes, with the remaining amounts unspent.

As at March 31, 2014, we had total liabilities of $1,038,938 compared with total liabilities of $906,028 as at December 31, 2013 . The increase in total liabilities is attributed to increases in accounts payable and accrued liabilities of $35,910 due to timing differences between the payment terms of various operating expenditures. We also received proceeds of $100,000 from the issuance of notes payable during the quarter, and offset by repayments of $3,000 in notes.

As at March 31, 2014, we had a working capital surplus of $42,014 compared with a working capital surplus of $657,691 at December 31, 2013. The decrease in the working capital is attributed to the consumption of various services prepaid by the issuance of restricted stock, a reduction in inventory, and an increase in accrued expenses.

Cash Flows

	Three Months Ended		Percentage
	March 31,	March 31,	Increase /
	2014	2013	(Decrease)
Cash Used in Operating Activities	$(107,514)	(68,096)	(59.4%)
Cash Used in Investing Activities	$(7,168)	$—	—%
Cash Provided by Financing Activities	$87,000	$69,248	20.4%
Net Increase (Decrease) in Cash	$(27,681)	$1,152	(2,502.9%)

Cash flow from Operating Activities

During the three months ended March 31, 2014, we used $107,514 of cash for operating activities compared to the use of $68,096 of cash for operating activities during the period ended March 31, 2013. The increase in the use of cash for operating activities was mainly attributed to funding our net loss of $302,435, offset mainly by $159,500 for prepaid assets amortized during the period.

Cash flow from Investing Activities

During the three months ended March 31, 2014, we used $7,168 in investing activities for the purchase of certain upgrades to our manufacturing equipment utilized by our bottle manufacturer in producing our product, compared with $0 in investing activities in the prior year.

Cash flow from Financing Activities

During the three months ended March 31, 2014, we received net proceeds of $87,000 from financing activities compared to $69,248 during the period ended March 31, 2013. The increase in proceeds from financing activities were attributed to $100,000 from the issuance of notes payable which are unsecured, bear interest at 10% per annum, less payment of financing cost of $10,000 and $3,000 repayment for an outstanding note payable.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited consolidated financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31 2014, we made several changes that have materially affected our internal control over financial reporting. Specifically, our consulting Chief Financial Advisor implemented further day to day reporting procedures and signoffs to control and manage the ongoing accounting and financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In May 2014, the Company received notice that a complaint was filed in District Court, Clark County, NV alleging that the Company and various unnamed defendants are liable to a Mr. Renard Wiggins with regard to commissions and equity purportedly owed Mr. Wiggins, for services allegedly rendered in raising capital on behalf of the Company prior to the reverse merger between Pinacle Enterprises Inc. (now Alkame Holdings, Inc.) and Alkame Water, Inc. in June 2013. The Company has not fully evaluated the complaint, but after initial review, does not believe there is any validity to the claims of Mr. Wiggins, and intends to vigorously defend against these claims.

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 28, 2014, six stockholders exchanged a total of 65,210,834 common shares for 65,210,834 Series B Convertible Preferred Stock.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALKAME HOLDINGS, INC.

By:	/s/ Robert Eakle
Robert Eakle
Chief Executive Officer, President, and Director
(Principal Executive Officer and Principal Accounting Officer)

Date:	May 21, 2014

