Form 10-Q
period 2014-06-30
ALKAME HOLDINGS, INC.
filed 2014-08-19
CIK 1522165

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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
Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 69,878,939 as of August 19, 2014.

ALKAME HOLDINGS, INC.

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

Our unaudited condensed consolidated financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2014 are not necessarily indicative of the results that can be expected for the full year.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our”, “our company” and “Alkame” mean Alkame Holdings, Inc., unless otherwise stated.

ALKAME HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash	$42,526	$128,258
Accounts receivable	77,546	331
Prepaid expenses - current	520,000	624,500
Inventory	29,981	45,598
Deposits	13,876	15,032
Total current assets	683,929	813,719
Fixed and intangible assets:
Manufacturing equipment, net	6,989	—
Intangible assets, net	5,930	7,352
Fixed and intangible assets, net	12,919	7,352
Other assets:
Deferred finance costs	40,834	47,085
Prepaid expenses - long term	65,000	260,000
Total other assets	105,834	307,085
Total assets	$802,682	$1,128,156
LIABILITIES AND STOCKHOLDERS (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued expenses	$207,144	$62,702
Accrued interest	76,903	36,347
Loans from officer	3,489	3,489
Notes payable	548,490	53,490
Total current liabilities	836,026	156,028
Other liabilities:
Notes payable - long term	350,000	750,000
Total liabilities	1,186,026	906,028
Stockholders' (deficit) equity
Preferred stock - $.001 par value, authorized - 100,000,000 shares;
Series A Convertible Preferred stock - $.001 par value, 12,000,000 shares designated; issued and outstanding - 12,000,000 and 12,000,000 shares, respectively	12,000	12,000
Series B Convertible Preferred stock - $.001 par value, 70,000,000 shares designated; issued and outstanding 65,210,834 and 0 shares, respectively	65,211	—
Series C Convertible Preferred stock - $.001 par value, 10,000,000 shares designated; issued and outstanding 0 shares	—	—
Common stock - $.001 par value, authorized - 900,000,000 shares; issued and outstanding - 69,878,939 and 135,089,766 shares, respectively (1)	69,879	135,090
Additional paid-in capital	5,548,405	5,548,405
Accumulated deficit	(6,078,839)	(5,473,367)
Total stockholders' (deficit) equity	(383,344)	222,128
Total liabilities and stockholders' (deficit) equity	$802,682	$1,128,156
(1) Adjusted for 1:3 reverse split on January 8, 2014

See accompanying notes to the unaudited condensed consolidated financial statements

ALKAME HOLDINGS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended		For the six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenues	$69,820	$—	$99,011	$—
Cost of goods sold	63,737	51,598	95,623	51,598
Gross profit (loss)	6,083	(51,598)	3,388	(51,598)
Operating expenses:
Selling expenses	191,765	115,603	399,865	189,221
General and administrative	84,768	3,351,837	150,770	3,352,009
Depreciation and amortization	711	—	1,422	—
Total operating expenses	277,244	3,467,440	552,057	3,541,230
Loss from operations	(271,161)	(3,519,038)	(548,669)	(3,592,828)
Other expenses:
Amortization of deferred financing costs	10,625	5,000	16,250	5,000
Interest expense	21,250	9,474	40,553	9,474
Total other expenses	31,875	14,474	56,803	14,474
Net loss applicable to common stock holders	$(303,036)	$(3,533,512)	$(605,472)	$(3,607,302)
Per share data
Net Loss per share - basic and diluted	$(0.00)	$(0.02)	$(0.01)	$(0.02)
Weighted average number of shares outstanding- basic and diluted	69,878,939	148,379,553	79,606,503	160,359,107

See accompanying notes to the unaudited condensed consolidated financial statements

ALKAME HOLDINGS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended
	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(605,472)	$(3,607,302)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	—	3,266,550
Expenses paid on behalf of company	—	63,000
Amortization of prepaid assets	309,500	—
Amortization of deferred financing costs	16,250	—
Depreciation and amortization	1,601	—
Changes in operating assets and liabilities:
Accounts receivable – trade	(77,215)	—
Deposits	1,156
Inventory	15,617	—
Prepaid expenses	(10,000)	—
Accrued interest	40,556
Accounts payable and accrued expenses	144,444	6,779
NET CASH USED IN OPERATING ACTIVITIES	(163,564)	(270,973)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(7,168)	—
NET CASH USED IN INVESTING ACTIVITIES	(7,168)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of financing costs	(10,000)	—
Proceeds from related parties	—	7,985
Payments to related parties	—	(21,657)
Proceeds from notes payable	100,000	500,000
Payments of notes payable	(5,000)	(8,500)
NET CASH PROVIDED BY FINANCING ACTIVITIES	85,000	477,828
NET (DECREASE) INCREASE IN CASH	(85,732)	206,855
CASH - BEGINNING OF PERIOD	128,258	145
CASH - END OF PERIOD	$42,526	$207,000
Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Supplemental Schedules of Noncash Investing and Financing Activities:
Conversion of common stock into Series B convertible preferred stock	$65,211	$—

See accompanying notes to unaudited condensed consolidated financial statements

Alkame Holding, Inc. and Subsidiary

Notes to the Unaudited Condensed Consolidated Financial Statements

For the six months ended June 30, 2014 and 2013

1.	Organization and Nature of Operations

Alkame Holdings, Inc. (fka Pinacle Enterprise Inc.) (the "Company", “we”, “us” or “our”) was incorporated under the laws of the State of Nevada on April 19, 2010.  The Company is in the business of distributing bottled/canned alkaline, antioxidant and oxygenated water.

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

These accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. For the six months ended June 30, 2014, the Company has recognized only $99,011 in revenue and as of June 30, 2014 had an accumulated deficit of $6,078,839. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These accompanying unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	Basis of Presentation

These unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for any interim period or an entire year. The Company applies the same accounting policies and methods in its interim financial statements as those in the most recent audited annual financial statements. The financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the year ended December 31, 2013 included in the Company’s filing on Form 10-K.

The financial statements of the Company have been prepared in accordance with US GAAP and are expressed in U.S. dollars. All inter-company accounts and transactions have been eliminated. The Company’s fiscal year end is December 31.

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

c) Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. Such securities, shown below, presented on a common share equivalent basis and outstanding as of June 30, 2014 and 2013 have been excluded from the per share computations:

	As of
	June 30, 2014	June 30, 2013
Series A Convertible Preferred Stock	600,000,000	600,000,000
Series B Convertible Preferred Stock	65,210,834	—

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

On June 25, 2013, the Company acquired 100% of the members’ shares of Alkame , a company incorporated in the state of Nevada on March 1, 2012, in exchange for 150,000,000 common shares, comprised of 116,666,667 common shares privately transacted from the President of Company and the issuance of 33,333,333 common shares to shareholders of Alkame. Effectively, Alkame held 71% of the issued and outstanding common shares of the Company and the transaction has been accounted for as a reverse acquisition, where Alkame is deemed to be the acquirer for accounting purposes.

As part of the acquisition transaction, all assets and liabilities of Alkame Holdings, Inc. (fka Pinacle Enterprise, Inc.) at the date of acquisition were assumed by the former management.

As a result of the exchange transaction, our board of directors decided to change our fiscal yearend from January 31 to December 31.

6.	Notes Payable

Current:

The Company owed $48,490 and $53,490 at June 30, 2014 and December 31, 2013 respectively to a stockholder and former director.

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

During the six months ended June 30, 2014 and 2013, the Company repaid $5,000 and $8,500 of the Note respectively.

Long-term:

On March 29, 2013, the Company entered into a two year promissory note agreement for $500,000. On April 8, 2013, the Company received $200,000 and on May 1, 2013, the Company received $300,000. On September 27, 2013, the note agreement was amended to include an additional advance to the Company of $250,000.  Pursuant to the agreement, the loan is secured with a general security agreement, bears interest at 10% per annum, and $500,000 is due on March 30, 2015 and $250,000 is due on September 27, 2015. As at June 30, 2014 and December 31, 2013, the Company has accrued interest of $76,903 and $36,347, respectively. The original note, and the amendment, each mature two years from date of issuance or amendment.

On March 11, 2014, the Company entered into an additional two year promissory note agreement for an additional $100,000 from the same investor group, on the same terms as outlined above.

As of June 30, 2014, the Company classified $500,000 of this note payable to current liability.

The Company paid 10% of proceeds from $750,000 of the long-term notes payable as financing cost of $75,000 to a consultant. The Company will amortize this cost over the term of the long-term note payable.

The Company paid 10% of proceeds from the $100,000 long-term notes payable as financing cost of $10,000 to a consultant. The Company will amortize this cost over the term of the long-term note payable.

During the three and six months ended June 30, 2014, the Company charged to operations $10,625 and $16,250 as amortization of deferred financing costs, respectively. As of June 30, 2014 and December 31, 2013, remaining balance in deferred financing cost of $40,834 and $47,084, respectively is presented as part of other assets.

7.	Related Party Transactions

During the six months ended June 30, 2014 and 2013, the Company received $0 and $7,985 respectively in cash loans, and made cash payments on these amounts owing totaling $0 and $21,657 during the same periods.

As of June 30, 2014 and December 31, 2013, the Company owed $3,489, to its President. The amounts owing are unsecured, non-interest bearing and due on demand.

8.	Stockholders’ Deficit

Where applicable, all common share numbers have been restated to retroactively reflect, the 1:3 reverse split affected by the Company on January 8, 2014.

a) Authorized

Authorized capital stock consists of:

• 900,000,000 common shares with a par value of $0.001 per share; and

• 100,000,000 preferred shares with a par value of $0.001 per share;

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

Increase in authorized shares

On January 24, 2014, the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation (the “Certificate of Amendment”) with the Nevada Secretary of State. The Certificate of Amendment amends Article III of the Company’s Articles of Incorporation to authorize the issuance of up to one hundred million (100,000,000) shares of Preferred Stock, par value $0.001 per share, which may be issued in one or more series, with such rights, preferences, privileges and restrictions as shall be fixed by the Company’s Board of Directors from time to time. As a result of the Certificate of Amendment, we now have one billion (1,000,000,000) authorized shares, par value $0.001 per share, consisting of two classes designated as “Common Stock” and “Preferred Stock.” The total number of shares of Common Stock that we have authority to issue is nine hundred million (900,000,000) shares and the total number of shares of Preferred Stock that we have authority to issue is one hundred million (100,000,000) shares. The Company’s Board of Directors and a majority of our shareholders approved the Certificate of Amendment.

Series B Convertible Preferred Stock

On January 24, 2014, pursuant to Article III of our Articles of Incorporation, the Company’s Board of Directors voted to designate a class of preferred stock entitled Series B Preferred Stock, consisting of up to seventy million (70,000,000) shares, par value $0.001. Under the Certificate of Designation, holders of Series B Preferred Stock will participate on an equal basis per-share with holders of our common stock and Series A Preferred Stock in any distribution upon winding up, dissolution, or liquidation. Holders of Series B Preferred Stock are entitled to convert each share of Series B Preferred Stock into one (1) share of common stock. Holders of Series B Preferred Stock are also entitled to vote together with the holders of our common stock and Series A Preferred Stock on all matters submitted to shareholders at a rate of one (1) vote for each share held.

The rights of the holders of Series B Preferred Stock are defined in the relevant Certificate of Designation filed with the Nevada Secretary of State on January 24, 2014.

Series C Convertible Preferred Stock

On January 24, 2014, pursuant to Article III of our Articles of Incorporation, the Company’s Board of Directors voted to designate a class of preferred stock entitled Series C Preferred Stock, consisting of up to ten million (10,000,000) shares, par value $0.001. Under the Certificate of Designation, holders of Series C Preferred Stock will be entitled to receive the Stated Value per share ($1.00) in any distribution upon winding up, dissolution, or liquidation. Holders of Series C Preferred Stock are entitled to convert such number of shares of Common Stock equal to the quotient of the Stated Value per share divided by the closing price of our common stock on the day of conversion. Holders of Series C Preferred Stock are also entitled to vote together with the holders of our common stock, Series A Preferred Stock and Series B Preferred Stock on all matters submitted to shareholders at a rate of one (1) vote for each share held.

The rights of the holders of Series C Preferred Stock are defined in the relevant Certificate of Designation filed with the Nevada Secretary of State on January 24, 2014.

b) Share Issuances

On January 28, 2014, six stockholders exchanged a total of 65,210,834 common shares for 65,210,834 Series B Convertible Preferred Stock.

As of June 30, 2014 and December 31, 2013, there were 69,878,939 and 135,089,766 shares of common stock issued and outstanding, respectively.

9.	Commitments and Contingencies

Litigation

a) In April 2014, the Company was notified that a note holder disputes the balance of his note as recorded on the books of the Company.  The discrepancy arises from a question regarding expenses that the holder claims were paid on behalf of the Company and subsequent payments that the Company recorded as payments against the note.  The Company has no record of the expenses claimed to be due, and is in negotiations to settle this matter.  The Company has accrued $28,000 to cover the potential expenses and adjustments to accrued interest if the claim is substantiated.  The Company believes it has properly accounted for all payments made to the individual and has provided documentation to him substantiating its position.

b) In May 2014, the Company received notice that a complaint was filed in District Court, Clark County, NV alleging that the Company and various unnamed defendants are liable to a Mr. Renard Wiggins with regard to commissions and equity purportedly owed Mr. Wiggins, for services allegedly rendered in raising capital on behalf of the Company prior to the reverse merger between Alkame Holdings, Inc. (fka Pinacle Enterprises Inc.) and Alkame Water, Inc. in June 2013. After initial review, the Company has filed for a dismissal of the case with the District Court, does not believe there is any validity to the claims of Mr. Wiggins, and intends to vigorously continue defending against these claims. There has been no update till the date of filing of this Report.

Material Agreements

On April 21, 2014, the Company entered into a Stock Purchase Definitive Agreement with Xtreme Technologies, Inc., an Idaho corporation. In accordance with the terms of the Agreement, the Company will purchase all of the outstanding shares of Xtreme for the purchase price of $2,000,000.00, payable as follows:

•	A cash payment of $50,000 has been previously paid as a non-refundable deposit;
•	An additional cash payment of $525,000 shall be paid on or before the Closing Date (defined below), which, along with the initial $50,000 deposit, shall pay the obligations on Xtreme’s balance sheet;
•	The balance of $1,425,000.00 shall be payable by the issuance of shares of the Company’s Series C Preferred Stock with a stated value of $1.00 per share to be divided pro rata among the Company’s shareholders of record as of the Closing Date. The Series C Preferred Stock shall include an option to convert such shares of Series C Preferred Stock into the Company’s Common Stock at the closing price of the Company’s common stock, as quoted on the OTCQB; and
•	One of Xtreme’s previous officers and directors holds outstanding options to purchase up to 1,009,000 shares of Xtreme’s common stock at the price of $0.10 per share. At the Closing Date, pursuant to Idaho law, Xtreme shall notify this previous officer and director of his 30-day right to exercise any or all of his remaining options. If he elects to exercise any of his options within such 30-day period, the Company agrees to issue additional shares of Series C Preferred Stock in exchange for such Xtreme shares.

This potential acquisition remains subject to, among other things, completing customary pre-closing due diligence, Xtreme’s shareholder approval and entering into a definitive agreement. The Company originally expected the definitive agreement to be signed by all parties on or before the end of January 31, 2014. The Company has still not signed the agreement but expect to in the coming months. There can be no assurance that any transaction will be completed as proposed or at all.

10.	Subsequent Events

We have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events, other than the following:

On August 6, 2014, the Company received $75,000 in funding from the sale of a long-term convertible note. The Company will receive tranches from the investor from time to time up to a maximum of $350,000 net of an original issue discount of 10%).

The note(s) mature two years from date of funding, and has a conversion price which is the lesser of:

1.	$0.10 per share; or
2.	60% of the lowest trade price in the 25 trading days previous to the conversion

The note carries no interest for the first 90 days, and if not repaid in that time frame, a one-time interest charge of 12% will be applied to the principal sum.

On August 15, 2014, the Company received $45,000 in funding from the sale of a short-term convertible debenture due January 31, 2015.

The note:

1.	Carries interest at 12% per annum;
2.	Converts at 50% of the lowest closing bid price in the 20 trading days previous to the conversion
3.	Can be prepaid with a premium of 25% to 50% depending on the remaining time to maturity

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

Overview

Alkame Holdings, Inc. fka Pinacle Enterprise Inc. (the "Company", “we”, “us” or “our”) was incorporated under the laws of the State of Nevada on April 19, 2010.  The Company is in the business of distributing bottled/canned alkaline, antioxidant and oxygenated water.

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

Sales and Marketing

Our primary focus will be on exposing the product and building brand name recognition and technology awareness through Alkame’s utilization of celebrity and athletic endorsements, feature film and television product placement, cross-marketing and co-branding, and via sponsorships of key existing and potential clients (mostly in the health & wellness fields and athletic markets). A special and unique emphasis will be placed on the music, nightlife industries, and extreme sports to build on its cool factor.

Although these techniques do not directly translate into sales and distribution, the utilization of mass media provides our sales teams with the most essential marketing and sales tools and support needed to move product to distributors, as well as drive it through three main channels of on-premise, off-premise, and special events.

In the first half of this year, we focused our efforts on sales through regional sales personnel and distributors. This approach will continue through the remainder of the current year with the expectation that we will continue to see rapid sales growth of the water products.

In addition, we are exploring other uses of our water so that we can diversify our portfolio of products to include other specialty uses outside of the bottled water and health water markets.

Additional information about our water and its unique qualities can be found in our 10-K for the year ended December 31, 2013.

Results of Operations for the three and six months ended June 30, 2014 and 2013.

Operating Revenues

In the three and six months ended June 30, 2014, we generated $69,820 and $99,011 in revenue, respectively, from the sales of our water products, compared with $0 for the same periods ended June 30, 2013. We expect that over the coming months, our sales and marketing efforts will result in significantly increasing sales.

Cost of Goods Sold

In the three and six months ended June 30, 2014, we incurred $63,737 and $95,623, respectively, as cost of goods sold, compared with $51,598 for the same periods ended June 30, 2013. We expect that over the coming months, our cost of goods sold will increase as a result in significantly increasing sales.

Operating Expenses and Net Loss

Our operating expenses for the three and six month periods ended June 30, 2014 and 2013 are outlined in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Selling expenses	$191,765	$115,603	$399,865	$189,221
General and administrative	84,768	3,351,837	150,770	3,352,009
Depreciation and amortization	711	—	1,422	—
Total	$277,244	$3,467,440	$552,057	$3,541,230

Operating expenses for the three and six months ended June 30, 2014 was $277,244 and $552,057, respectively as compared with $3,467,440 and $3,541,230, respectively for the three and six months ended June 30, 2013. The decrease in operating expense is attributed to a reduction in stock that was issued in exchange for services. This accounted for an approximate $3.2 million decrease in the current periods operating activity compared to the prior period, and reductions of $199,100 in selling and travel related expenses connected with our sales efforts, and an increase of $47,132 in professional fees for legal, accounting, and audit services required for SEC filing requirements.

 In addition to operating expenses, we incurred interest expenses of $21,250 and $40,553 during the three and six months ended June 30, 2014, respectively, on $850,000 of notes payable, the majority of which are secured and bear interest at 10% per annum. On the notes, $500,000 is due on March 30, 2015, $250,000 is due on September 27, 2015 and $100,000 is due on March 11, 2016.

We incurred a net loss of $303,036 and $605,472 for the three and six months ended June 30, 2014, respectively, compared with a net loss of $3,533,512 and $3,607,302, respectively for the same periods ended 2013.

Liquidity and Capital Resources

Working Capital

			Percentage
	June 30,	Dec 31,	Increase /
	2014	2013	(Decrease)
Current Assets	$683,929	$813,719	(16.0%)
Current Liabilities	$836,026	$156,028	435.8%
Working Capital Surplus (Deficit)	$(152,097)	$657,691	(123.1%)

At June 30, 2014, our cash balance was $42,526 compared to $128,258 as at December 31, 2013. The decrease in cash is attributed to proceeds of $100,000 from the issuance of notes payable which were used to pay operating expenses, note payments of $5,000 to a shareholder with the remaining amounts unspent.

At June 30, 2014, we had total liabilities of $1,186,026 compared with total liabilities of $906,028 as at December 31, 2013. The increase in total liabilities is attributed to increases in accounts payable and accrued liabilities of $184,998 due to timing differences between the payment terms of various operating expenditures. We also received proceeds of $100,000 from the issuance of notes payable during the six month period, and made repayments of $5,000 in notes.

As at June 30, 2014, we had a working capital deficit of $152,097 compared with a working capital surplus of $657,691 at December 31, 2013. The decrease in the working capital is attributed to the consumption of various services prepaid by the issuance of restricted stock, a reduction in inventory, and an increase in accrued expenses.

Cash Flows

	Six Months Ended		Percentage
	June 30,	June 30,	Increase /
	2014	2013	(Decrease)
Cash Used in Operating Activities	$(163,564)	(270,973)	39.6%
Cash Used in Investing Activities	$(7,168)	$—	—%
Cash Provided by Financing Activities	$85,000	$477,828	(82.2%)
Net Increase (Decrease) in Cash	$(85,732)	$206,855	(141.5%)

Cash flow from Operating Activities

During the six months ended June 30, 2014, we used $163,564 of cash for operating activities compared to the use of $270,973 of cash for operating activities during the period ended June 30, 2013. The decrease in the use of cash for operating activities was mainly attributed to funding our net loss of $605,472, offset mainly by $309,500 for prepaid assets amortized during the period, sales of $99,011 in the period versus no sales in the prior year period, and an increase of $185,000 in accounts payable and accrued expenses.

Cash flow from Investing Activities

During the six months ended June 30, 2014, we used $7,168 in investing activities for the purchase of certain upgrades to our manufacturing equipment utilized by our bottle manufacturer in producing our product, compared with $0 in investing activities in the prior period.

Cash flow from Financing Activities

During the six months ended June 30, 2014, we received net proceeds of $85,000 from financing activities compared to $477,828 during the period ended June 30, 2013. The decrease in proceeds from financing activities were attributed to $100,000 from the issuance of notes payable which are unsecured, bear interest at 10% per annum, less payment of financing cost of $10,000 and $5,000 repayment for an outstanding note payable issued in this year versus the net proceeds of notes in the gross amount of $500,000 in the same period in the prior year.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2014. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2014, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2014 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

 PART II OTHER INFORMATION

Item 1. Legal Proceedings.

a) In April 2014, the Company was notified that a note holder disputes the balance of his note as recorded on the books of the Company.  The discrepancy arises from a question regarding expenses that the holder claims were paid on behalf of the Company and subsequent payments that the Company recorded as payments against the note.  The Company has no record of the expenses claimed to be due, and is in negotiations to settle this matter.  The Company has accrued $28,000 to cover the potential expenses and adjustments to accrued interest if the claim is substantiated.  The Company believes it has properly accounted for all payments made to the individual and has provided documentation to him substantiating its position.

b) In May 2014, the Company received notice that a complaint was filed in District Court, Clark County, NV alleging that the Company and various unnamed defendants are liable to a Mr. Renard Wiggins with regard to commissions and equity purportedly owed Mr. Wiggins, for services allegedly rendered in raising capital on behalf of the Company prior to the reverse merger between Pinacle Enterprises Inc. (now Alkame Holdings, Inc.) and Alkame Water, Inc. in June 2013. After initial review, the Company has filed for a dismissal of the case with the District Court, does not believe there is any validity to the claims of Mr. Wiggins, and intends to vigorously continue defending against these claims. There has been no update till the date of filing of this Report.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALKAME HOLDINGS, INC.

By

/s/ Robert Eakle
Robert Eakle
Chief Executive Officer, President, and Director
(Principal Executive Officer and Principal Accounting Officer)
Date:	August 19, 2014

