Form 10-Q
period 2014-09-30
ALKAME HOLDINGS, INC.
filed 2014-11-20
CIK 1522165

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ________

Commission File Number: 000-55267

Alkame Holdings, Inc.
(Exact name of registrant as specified in its charter)

Nevada	98-0661455
(State or other jurisdiction of incorporation organization)	(I.R.S. Employer Identification No.)

3651 Lindell Road, Suite D #356, Las Vegas, NV 89103
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 74,045,606 as November 17, 2014

ALKAME HOLDINGS, INC.

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

Our unaudited condensed consolidated financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2014 are not necessarily indicative of the results that can be expected for the full year.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our”, “our company” and “Alkame” mean Alkame Holdings, Inc., unless otherwise stated.

ALKAME HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash	$161,709	$128,258
Accounts receivable (net of bad debt reserve of $3,000 and $0, respectively)	67,132	331
Prepaid expenses - current	422,500	624,500
Inventory	59,662	45,598
Deposits	—	15,032
Total current assets	711,003	813,719

Fixed and intangible assets:
Manufacturing equipment, net	6,899	—
Intangible assets, net	5,220	7,352
Fixed and intangible assets, net	12,119	7,352

Other assets:
Deferred finance costs	650,493	47,084
Investment in Xtreme Technologies, Inc.	50,000	—
Prepaid expenses - long term	—	260,000
Total other assets	700,493	307,084

Total assets	$1,423,615	$1,128,156

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$291,474	$62,702
Accrued interest	101,116	36,347
Loans from officer	3,489	3,489
Notes payable	796,490	53,490
Convertible debentures (net of debt discount of $223,612 and $0, respectively)	40,638	—
Derivative instrument liability	973,667	—
Total current liabilities	2,206,875	156,028

Other liabilities:
Convertible debentures (net of debt discount of $76,293 and $0, respectively)	6,207	—
Notes payable - long term	100,000	750,000
Total liabilities	2,313,081	906,028

Stockholders' equity (deficit)
Preferred stock - $.001 par value, authorized - 20,000,000 shares;	—	—
Series A Convertible Preferred stock - $.001 par value, 12,000,000 designated; issued and outstanding - 12,000,000 and 12,000,000 shares, respectively	12,000	12,000
Series B Convertible Preferred stock - $.001 par value, 70,000,000 designated; issued and outstanding 65,210,834 and 0, respectively	65,211	—
Series C Convertible Preferred stock - $.001 par value, 10,000,000 designated; issued and outstanding 0 shares	—	—
Common stock - $.001 par value, authorized - 900,000,000 shares; issued and outstanding - 74,045,606 and 135,089,766 shares, respectively (1)	74,046	135,090
Additional paid-in capital	6,143,196	5,548,405
Accumulated deficit	(7,183,920)	(5,473,367)
Total stockholders' equity (deficit)	(889,467)	222,128

Total liabilities and stockholders' equity (deficit)	$1,423,615	$1,128,156

(1) Adjusted for 1:3 reverse split on January 8, 2014

 See accompanying notes to the unaudited condensed consolidated financial statements

ALKAME HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended		For the nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Revenues	$6,665	$17,274	$105,676	$17,274

Cost of goods sold	33,717	73,529	129,340	73,529

Gross loss	(27,052)	(56,255)	(23,664)	(56,255)

Operating expenses:
Selling expenses	242,935	136,793	642,800	234,647
General and administrative	110,359	63,390	261,129	3,563,364
Depreciation and amortization	711	425	2,133	425
Total operating expenses	354,005	200,608	906,062	3,798,436

Loss from operations	(381,057)	(256,863)	(929,726)	(3,854,691)

Other expenses:
Amortization of deferred financing costs	18,549	—	34,799	—
Interest expense	1,032,993	8,104	1,073,546	17,578
Amortization of debt discounts	46,845	—	46,845	—
Gain on change in fair value of derivative liability	(374,363)	—	(374,363)	—
Total other expenses	724,024	8,104	780,826	17,578

Net loss applicable to common stock holders	$(1,105,081)	$(264,967)	$(1,710,552)	$(3,872,269)

Per share data
Net Loss per share - basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.03)

Weighted average number of
shares outstanding- basic and diluted	70,558,287	148,247,462	76,557,282	147,983,281

See accompanying notes to the unaudited condensed consolidated financial statements

ALKAME HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended
	September 30, 2014	September 30, 2013
Cash flows from operating activities:
Net loss	$(1,710,552)	$(3,872,269)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,401	425
Common stock issued for services	—	3,305,550
Expenses paid on behalf of company	—	63,000
Amortization of debt discount	46,845	—
Gain on change in fair value of derivative liability	(374,363)	—
Amortization of prepaid assets	472,000	85,354
Amortization of deferred financing costs	34,799	—
Bad debts	3,000	—
Non-cash interest expense	1,001,280	—
Changes in operating asset and liabilities:
Accounts receivable	(69,801)	(16,013)
Deposits	15,032	—
Inventory	(14,064)	(46,089)
Prepaid expenses	(10,000)	(7,500)
Accrued interest	64,769	17,597
Accounts payable and accrued expenses	228,773	213
Total adjustments	1,400,671	3,402,537

Net cash used in operating activities	(309,881)	(469,732)

Cash flows from investing activities
Nonrefundable deposit for acquisition of production facility	(50,000)	—
Purchase of equipment	(7,168)	(5,000)
Net cash used in investing activities	(57,168)	(5,000)

Cash flows from financing activities:
Proceeds from related parties	—	7,985
Payments to related parties	—	(21,658)
Proceeds from notes payable	100,000	760,000
Payments of notes payable	(7,000)	(22,510)
Proceeds from convertible notes	346,750	—
Payments of financing costs	(39,250)	—
Net cash provided by financing activities	400,500	723,817

Net increase in cash	33,451	249,085

Cash at beginning of period	128,258	145

Cash at end of period	$161,709	$249,230

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Supplemental Schedules of Noncash Investing and Financing Activities:
Common shares converted to Series A Convertible Preferred shares	$—	$250,000
Common stock issued for license agreement	$—	$3,538
Common stock issued for prepaid services	$—	$1,133,000
Recapitalization	$—	$7,000
Conversion of common stock into Series B convertible preferred stock	$65,211	$—
Derivative liability on convertible notes at inception	$1,348,030	$—
Common stock issued for deferred financing cost	$625,000	$—
Amortization of equity deferred financing cost to additional paid-in capital	$26,042	$—

See accompanying notes to the unaudited condensed consolidated financial statements

Alkame Holding, Inc. and Subsidiary

Notes to the Unaudited Condensed Consolidated Financial Statements

For the nine months ended September 30, 2014 and 2013

1.	Organization and Nature of Operations

Alkame Holdings, Inc. (fka Pinacle Enterprise Inc.) (the "Company", “we”, “us” or “our”) was incorporated under the laws of the State of Nevada on April 19, 2010.  The Company is in the business of distributing bottled/canned alkaline, antioxidant and oxygenated water.

On June 24, 2013, the Company entered into a share exchange agreement with Alkame Water, Inc. (“Alkame”) and the shareholders of all of the issued and outstanding shares of Alkame. On June 25, 2013, the Company acquired 100% of the members’ shares of Alkame, a Company incorporated in the state of Nevada on March 1, 2012, in exchange for 150,000,000 common shares, comprised of 116,666,667 common shares privately transacted from the President of Company and the issuance of 33,333,333 common shares to shareholders of Alkame. Effectively, Alkame held 71% of the issued and outstanding common shares of the Company and the transaction has been accounted for as a reverse merger, where Alkame is deemed to be the acquirer and or the surviving entity for accounting purposes.

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

These accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. For the nine months ended September 30, 2014, the Company has recognized only $105,676 in revenue and as of September 30, 2014 had an accumulated deficit of $7,183,920. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These accompanying unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	Basis of Presentation

These unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for any interim period or an entire year. The Company applies the same accounting policies and methods in its interim financial statements as those in the most recent audited annual financial statements. The financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the year ended December 31, 2013 included in the Company’s filing on Form 10-K.

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

c) Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Such securities, shown below, presented on a common share equivalent basis and outstanding as of September 30, 2014 and 2013 have been excluded from the per share computations:

	As of
	September 30, 2014	September 30, 2013
Series A Convertible Preferred Stock	600,000,000	600,000,000
Series B Convertible Preferred Stock	65,210,834	—
Convertible notes payable	5,862,185	—

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of September 30, 2014, with the exception of its convertible notes payable. The carrying amounts of these liabilities at September 30, 2014 approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash is considered to be highly liquid and easily tradable as of September 30, 2014 and therefore classified as Level 1 within our fair value hierarchy.

In addition, FASB ASC 825-10-25 Fair Value Option, or ASC 825-10-25, was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments

e) Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with professional standards for “Accounting for Derivative Instruments and Hedging Activities”.

Professional standards generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.  Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards as “The Meaning of “Conventional Convertible Debt Instrument”.

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with professional standards when “Accounting for Convertible Securities with Beneficial Conversion Features,” as those professional standards pertain to “Certain Convertible Instruments.” Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.

ASC 815-40 provides that, among other things, generally, if an event is not within the entity’s control could or require net cash settlement, then the contract shall be classified as an asset or a liability.

f) Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of September 30, 2014, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

ASC 815 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of ASC 815. ASC 815 also provides an exception to this rule when the host instrument is deemed to be conventional, as described.

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

h) Recent Accounting Pronouncements

The FASB has issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company has not yet determined the effect of the adoption of this standard.

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supercedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company has not yet determined the effect of the adoption of this standard and it is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

In August 2014, the FASB issued a new accounting standard which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company expects to adopt this new standard for the fiscal year ending December 31, 2014 and the Company will continue to assess the impact on its consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

i) Revenue Recognition

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

On September 25, 2013, the Company acquired 100% of the members’ shares of Alkame, a company incorporated in the state of Nevada on March 1, 2012, in exchange for 150,000,000 common shares, comprised of 116,666,667 common shares privately transacted from the President of Company and the issuance of 33,333,333 common shares to shareholders of Alkame. Effectively, Alkame held 71% of the issued and outstanding common shares of the Company and the transaction has been accounted for as a reverse acquisition, where Alkame is deemed to be the acquirer for accounting purposes.

As part of the acquisition transaction, all assets and liabilities of Alkame Holdings, Inc. (fka Pinacle Enterprise, Inc.) at the date of acquisition were assumed by the former management.

As a result of the exchange transaction, our board of directors decided to change our fiscal year end from January 31 to December 31.

6.	Notes Payable

Current:

The Company owed $46,490 and $53,490 at September 30, 2014 and December 31, 2013 respectively to a stockholder and former director.

During the year ended December 31, 2013, the Company had $63,000 in expenses paid on its behalf by this shareholder and former director which was recorded as a Note. On August 1, 2013, the Company and note holder amended the Note by mutual agreement increasing the principal amount by an additional $10,000 for other services rendered by the former director.  The Note is unsecured, and begin accruing interest August 1, 2014 at 5% per annum on the unpaid principal thereafter.

During the nine months ended September 30, 2014 and 2013, the Company repaid $7,000 and $12,510 of the Note, respectively.

Long-term:

On March 29, 2013, the Company entered into a two year promissory note agreement for $500,000. On April 8, 2013, the Company received $200,000 and on May 1, 2013, the Company received $300,000. On September 27, 2013, the note agreement was amended to include an additional advance to the Company of $250,000.  Pursuant to the agreement, the loan is secured with a general security agreement, bears interest at 10% per annum, and $500,000 is due on March 30, 2015 and $250,000 is due on September 27, 2015. As at September 30, 2014 and December 31, 2013, the Company has accrued interest of $98,153 and $36,347, respectively. The original note, and the amendment, each mature two years from date of issuance or amendment.

On March 11, 2014, the Company entered into an additional two year promissory note agreement for an additional $100,000 from the same investor group, on the same terms as outlined above.

As of September 30, 2014, the Company classified $750,000 of this note payable to current liability.

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

During the three and nine months ended September 30, 2014, the Company charged to operations $17,299 and $34,799 as amortization of deferred financing costs, respectively. As of September 30, 2014 and December 31, 2013, remaining balance in deferred financing cost of $651,493 and $47,084, respectively is presented as part of other assets.

7.	Convertible debt

At September 30, 2014 and December 31, 2013 convertible notes and debentures consisted of the following:

	September 30, 2014	December 31, 2013
Convertible notes payable	$346,750	$—
Unamortized debt discount	(299,905)	—
Carrying amount	$46,845	$—
Less: current portion	(40,638)	—
Long-term convertible notes, net	$6,207	$—

Note issued on August 6, 2014, long-term:

On August 6, 2014, the Company entered into a one year convertible debenture for $82,500 with an accredited institutional investor. The debenture is convertible at the lesser of $0.10 per share, or 60% of the lowest trade price in the 25 trading days prior to conversion. The note was issued with an original issue discount of $7,500 which was charged to current period operations as interest expense during the three and nine months ended September 30, 2014.

The Company identified embedded derivatives related to the Convertible Promissory Notes entered into in August 2014.  These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $190,451 of the embedded derivative. The fair value of the embedded derivative was determined using the Black-Schole Model based on the following assumptions:

Dividend yield:	0%
Volatility	105%
Risk free rate:	0.48%

The initial fair values of the embedded debt derivative of $190,451 was allocated as a debt discount up to the proceeds of the note ($82,500) with the remainder ($107,951) charged to operations as interest expense in during the three and nine months ended September 30, 2014.

During the three and nine months ended September 30, 2014, the Company amortized $6,207 to current period operations as amortization of debt discount.

The fair value of the described embedded derivative of $302,172 at September 30, 2014 was determined using the Black-Schole Model with the following assumptions:

Dividend yield:	0%
Volatility	255%
Risk free rate:	0.58%

At September 30, 2014, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $111,722 for the three and nine months ended September 30, 2014.

Note issued on August 6, 2014, current:

On August 6, 2014, the Company entered into a nine month convertible debenture for $68,000 with an accredited institutional investor. The debenture is convertible at 58% of the average of the three lowest trading prices in the 10 trading days prior to conversion.

The Company identified embedded derivatives related to the Convertible Promissory Notes entered into in August 2014.  These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $94,657 of the embedded derivative. The fair value of the embedded derivative was determined using the Black-Schole Model based on the following assumptions:

Dividend yield:	0%
Volatility	105%
Risk free rate:	0.48%

The initial fair values of the embedded debt derivative of $94,657 was allocated as a debt discount up to the proceeds of the note ($68,000) with the remainder ($32,145) charged to operations as interest expense in during the three and nine months ended September 30, 2014.

During the three and nine months ended September 30, 2014, the Company amortized $15,089 to current period operations as amortization of debt discount.

The fair value of the described embedded derivative of $85,375 at September 30, 2014 was determined using the Black-Schole Model with the following assumptions:

Dividend yield:	0%
Volatility	255%
Risk free rate:	0.03%

At September 30, 2014, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $9,282 for the three and nine months ended September 30, 2014.

Note issued on August 11, 2014:

On August 11, 2014, the Company entered into a five month convertible debenture for $45,000 with an accredited institutional investor. The debenture is convertible at 50% of the lowest traded price in the 20 days prior to the conversion.

The Company identified embedded derivatives related to the Convertible Promissory Notes entered into in August 2014.  These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $131,493 of the embedded derivative. The fair value of the embedded derivative was determined using the Black-Schole Model based on the following assumptions:

Dividend yield:	0%
Volatility	111%
Risk free rate:	0.05%

The initial fair values of the embedded debt derivative of $131,493 was allocated as a debt discount up to the proceeds of the note ($45,000) with the remainder ($86,493) charged to operations as interest expense in during the three and nine months ended September 30, 2014.

During the three and nine months ended September 30, 2014, the Company amortized $13,006 to current period operations as amortization of debt discount.

The fair value of the described embedded derivative of $170,485 at September 30, 2014 was determined using the Black-Schole Model with the following assumptions:

Dividend yield:	0%
Volatility	255%
Risk free rate:	0.02%

At September 30, 2014, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $38,992 for the three and nine months ended September 30, 2014.

Note issued on September 4, 2014:

On September 4, 2014, the Company entered into a nine month convertible debenture for $42,500 with an accredited institutional investor. The debenture is convertible at 58% of the average of the three lowest trading prices in the 10 trading days prior to conversion.

The Company identified embedded derivatives related to the Convertible Promissory Notes entered into in September 2014.  These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $52,597 of the embedded derivative. The fair value of the embedded derivative was determined using the Black-Schole Model based on the following assumptions:

Dividend yield:	0%
Volatility	131%
Risk free rate:	0.48%

The initial fair values of the embedded debt derivative of $52,597 was allocated as a debt discount up to the proceeds of the note ($42,500) with the remainder ($10,097) charged to operations as interest expense in during the three and nine months ended September 30, 2014.

During the three and nine months ended September 30, 2014, the Company amortized $4,989 to current period operations as amortization of debt discount.

The fair value of the described embedded derivative of $55,053 at September 30, 2014 was determined using the Black-Schole Model with the following assumptions:

Dividend yield:	0%
Volatility	255%
Risk free rate:	0.03%

At September 30, 2014, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $2,457 for the three and nine months ended September 30, 2014.

Note issued on September 5, 2014:

On September 5, 2014, the Company entered into a one year convertible debenture for $52,500 with an accredited institutional investor. The debenture is convertible at 53% of the lowest trading price in the 20 trading days prior to the conversion.

The Company identified embedded derivatives related to the Convertible Promissory Notes entered into in September 2014.  These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $578,343 of the embedded derivative. The fair value of the embedded derivative was determined using the Black-Schole Model based on the following assumptions:

Dividend yield:	0%
Volatility	166%
Risk free rate:	0.10%

The initial fair values of the embedded debt derivative of $578,343 was allocated as a debt discount up to the proceeds of the note ($52,500) with the remainder ($525,843) charged to operations as interest expense in during the three and nine months ended September 30, 2014.

During the three and nine months ended September 30, 2014, the Company amortized $3,596 to current period operations as amortization of debt discount.

The fair value of the described embedded derivative of $205,276 at September 30, 2014 was determined using the Black-Schole Model with the following assumptions:

Dividend yield:	0%
Volatility	255%
Risk free rate:	0.13%

At September 30, 2014, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $373,067 for the three and nine months ended September 30, 2014.

Note issued on September 11, 2014:

On September 11, 2014, the Company entered into a nine month convertible debenture for $56,250 with an accredited institutional investor. The debenture is convertible at 55% of the average of the two lowest trading price in the 25 trading days prior to conversion.

The Company identified embedded derivatives related to the Convertible Promissory Notes entered into in September 2014.  These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $300,489 of the embedded derivative. The fair value of the embedded derivative was determined using the Black-Schole Model based on the following assumptions:

Dividend yield:	0%
Volatility	240%
Risk free rate:	0.11%

The initial fair values of the embedded debt derivative of $300,489 was allocated as a debt discount up to the proceeds of the note ($56,250) with the remainder ($244,239) charged to operations as interest expense in during the three and nine months ended September 30, 2014.

During the three and nine months ended September 30, 2014, the Company amortized $3,958 to current period operations as amortization of debt discount.

The fair value of the described embedded derivative of $155,306 at September 30, 2014 was determined using the Black-Schole Model with the following assumptions:

Dividend yield:	0%
Volatility	255%
Risk free rate:	0.03%

At September 30, 2014, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $145,184 for the three and nine months ended September 30, 2014.

8.	Fair Value of Financial Instruments

ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed is determined based on the lowest level input that is significant to the fair value measurement.

Items recorded or measured at fair value on a recurring basis in the accompanying unaudited condensed consolidated financial statements consisted of the following items as of September 30, 2014:

		Fair Value Measurements at September 30, 2014 using:
	September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative Liabilities	$973,667	—	—	$973,667

The debt derivative liabilities is measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2014:

Derivative Liability
Balance, December 31, 2013	$—
Additions	1,348,030
Change in fair value of derivative liabilities	(374,363)
Balance, September 30, 2014	$973,667

9.	Related Party Transactions

During the nine months ended September 30, 2014 and 2013, the Company received $0 and $7,985, respectively, in cash loans, and made cash payments on these amounts owing totaling $0 and $21,658 during the same periods.

As of September 30, 2014 and December 31, 2013, the Company owed $3,489, to its President. The amounts owing are unsecured, non-interest bearing and due on demand.

10.	Stockholders’ Deficit

Where applicable, all common share numbers have been restated to retroactively reflect, the 1:3 reverse split affected by the Company on January 8, 2014.

a) Authorized

Authorized capital stock consists of:

· 900,000,000 common shares with a par value of $0.001 per share; and

· 100,000,000 preferred shares with a par value of $0.001 per share;

o	The Company has designated 12,000,000 shares as Series A Convertible Preferred Series Stock. Each share of Series A Preferred Stock is convertible into five (5) share of Common Stock.
o	The Company has designated 70,000,000 shares as Series B Convertible Preferred Series Stock. Each share of Series B Preferred Stock is convertible into one (1) share of Common Stock.
o	The Company has designated 10,000,000 shares as Series C Convertible Preferred Series Stock. Each share of Series C Preferred Stock is convertible into $1.00 of Common Shares at the market price on the date of conversion.

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

b) Share Issuances

On January 28, 2014, six stockholders exchanged a total of 65,210,834 common shares for 65,210,834 Series B Convertible Preferred Stock.

On September 15, 2014, the Company issued 4,166,667 common shares at a price of $0.15 per share to an accredited investor as a commitment fee connected with the application for a $5.0 million equity line of credit.

As of September 30, 2014 and December 31, 2013, there were 74,045,606 and 135,089,766 shares of common stock issued and outstanding, respectively.

11.	Commitments and Contingencies

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

b) In May 2014, the Company received notice that a complaint was filed in District Court, Clark County, NV alleging that the Company and various unnamed defendants are liable to a Mr. Renard Wiggins with regard to commissions and equity purportedly owed Mr. Wiggins, for services allegedly rendered in raising capital on behalf of the Company prior to the reverse merger between Alkame Holdings, Inc. (fka Pinacle Enterprises Inc.) and Alkame Water, Inc. in June 2013. After initial review, the Company has filed for a dismissal of the case with the District Court, does not believe there is any validity to the claims of Mr. Wiggins, and intends to vigorously continue defending against these claims. To date, all but two claims have been dismissed, and the Company is in court mandated settlement talks to determine if the remaining counts can be dismissed or will require further litigation.

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

This potential acquisition remains subject to, among other things, completing customary pre-closing due diligence, Xtreme’s shareholder approval and entering into a definitive agreement. The Company originally expected the definitive agreement to be signed by all parties on or before the end of January 31, 2014. The Company has still not signed the agreement but expect to in the coming months. The Company in September 2014 paid a non-refundable $50,000 deposit to maintain the commitment while final terms are resolved. There can be no assurance that any transaction will be completed as proposed or at all.

12.	Subsequent Events

We have evaluated subsequent events through the date of issuance of the unaudited condensed consolidated financial statements, and did not have any material recognizable subsequent events, other than the following:

On October 17, 2014, the Company entered into a two year convertible debenture for $33,000 with an accredited institutional investor. The debenture is convertible at the lesser of $0.15 per share or 60% of the lowest trading price in the 25 trading days prior to the conversion.

On October 26, 2014, the Company acquired all 100% of the outstanding shares of High Country Shrimp Company (“HCS”), a Colorado LLC in exchange for one hundred thousand (100,000) shares of the Company’s Common Stock. It is expected that HCS will incorporate their patented technology for producing and selling high quality shrimp with the Company’s unique water treatment systems to create an intensive indoor aquaculture farming process.

On October 29, 2014, the Company entered into a one year convertible debenture in the face amount $55,000 with an accredited institutional investor.  The debenture is convertible at the lesser of $0.10 per share, or 60% of the lowest trade price in the 25 trading days prior to conversion. The note was issued with an original issue discount of $5,000 which will be charged to current period operations in the fourth quarter of 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

This potential acquisition remains subject to, among other things, completing customary pre-closing due diligence, Xtreme’s shareholder approval and entering into a definitive agreement. We originally expected the definitive agreement to be signed by all parties on or before the end of January 31, 2014. In September 2014, we paid a non-refundable $50,000 deposit to maintain the commitment while final terms are resolved. We have still not signed the agreement but expect to in the coming months. There can be no assurance that any transaction will be completed as proposed or at all. The Company in September 2014 paid a non-refundable $50,000 deposit to maintain the commitment while final terms are resolved. There can be no assurance that any transaction will be completed as proposed or at all.

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

In the first nine months of this year, we focused our efforts on sales through regional sales personnel and distributors. This approach will continue through the remainder of the current year with the expectation that we will continue to see rapid sales growth of the water products.

In addition, we are exploring other uses of our water so that we can diversify our portfolio of products to include other specialty uses outside of the bottled water and health water markets.

As part of this strategy on October 26, 2014, we acquired all 100% of the outstanding shares of High Country Shrimp Company (“HCS”), a Colorado LLC in exchange for one hundred thousand (100,000) shares of the Company’s Common Stock. It is expected that HCS will incorporate their patented technology for producing and selling high quality shrimp with our unique water treatment systems to create an intensive indoor aquaculture farming process.

Additional information about our water and its unique qualities can be found in our 10-K for the year ended December 31, 2013.

Results of Operations for the three and nine months ended September 30, 2014 and 2013.

Operating Revenues

In the three and nine months ended September 30, 2014, we generated $6,665 and $105,676 in revenue, respectively, from the sales of our water products, compared with $17,274 for the same periods ended September 30, 2013. We expect that over the coming months, our sales and marketing efforts will result in significantly increasing sales.

Cost of Goods Sold

In the three and nine months ended September 30, 2014, we incurred $33,717 and $129,340, respectively, as cost of goods sold, compared with $73,529 for the same periods ended September 30, 2013. We expect that over the coming months, our cost of goods sold will increase as a result in significantly increasing sales.

Operating Expenses and Net Loss

Our operating expenses for the three and nine month periods ended September 30, 2014 and 2013 are outlined in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Selling expenses	$242,935	$136,793	$642,800	$234,647
General and administrative	110,359	63,390	261,129	3,563,364
Depreciation and amortization	711	425	2,133	425
Total	$354,005	$200,608	$906,062	$3,798,436

Operating expenses for the three and nine months ended September 30, 2014 was $354,005 and $906,062, respectively, as compared with $200,608 and $3,798,436, respectively, for the three and nine months ended September 30, 2013. The decrease in operating expenses for the nine months ended September 30, 2014 is attributed to a reduction in stock that was issued in exchange for services during the nine months ended September 30, 2013. This accounted for an approximate $3.2 million decrease in the current periods operating activity compared to the prior period, and an increase of approximately $250,000 in selling and travel related expenses connected with our growing sales efforts, and an increase of $47,132 in professional fees for legal, accounting, and audit services required for SEC filing requirements.

In addition to operating expenses, we incurred interest expenses of $1,032,993 and $1,073,546 during the three and nine months ended September 30, 2014, respectively, as compared with $8,104 and $17,578, respectively, for the three and nine months ended September 30, 2013. The increase in interest expense during the three and nine months ended September 30, 2014 is primarily attributable to $1,001,280 non-cash interest expense upon issuance of convertible notes. Additionally, the Company had a gain of $374,363 as a result of the change in fair value of the Company’s derivative instruments and amortization of debt discount of $46,845 for the three and nine month periods ended September 30, 2014 as a result of the change in fair value of the Company’s derivative instruments with no comparable amount in the 2013 period.

In addition to interest expenses, we incurred $621,429 in a derivative liability adjustment for the nine months ended September 30, 2014 that was not experienced in the same period ended September 30, 2013. These expenses are in connection with the variable conversion rates associated with convertible debentures entered into the most recent quarter. These adjustments will be made quarterly while the debentures remain outstanding.

We incurred a net loss of $1,105,081 and $1,710,552 for the three and nine months ended September 30, 2014, respectively, compared with a net loss of $264,967 and $3,872,269, respectively for the same periods ended 2013.

Liquidity and Capital Resources

Working Capital

			Percentage
	September 30,	Dec 31,	Increase
	2014	2013	(Decrease)
Current Assets	$711,003	$813,719	(12.6%)
Current Liabilities	$2,206,875	$156,028	1,314.4%
Working Capital Surplus (Deficit)	$(1,495,872)	$657,691	(327.4%)

At September 30, 2014, our cash balance was $161,709 compared to $128,258 as at December 31, 2013. The increase in cash is attributed to proceeds of $100,000 in notes payable and $346,750 from the issuance of convertible notes payable all of which were used to pay operating expenses, note payments of $7,000 to a shareholder, purchases of inventory, an additional deposit on our previously announced acquisition with the remaining amounts unspent.

At September 30, 2014, we had total liabilities of $2,313,081 compared with total liabilities of $906,028 as at December 31, 2013. The increase in total liabilities is attributed to derivative liabilities of $973,667 not experienced in the prior year period, and increases in notes payable, accounts payable and accrued expenses and accrued interest over the prior year period.

As at September 30, 2014, we had a working capital deficit of $1,495,872 compared with a working capital surplus of $657,691 at December 31, 2013. The decrease in the working capital is attributed to the consumption of various services prepaid by the issuance of restricted stock, losses incurred in ramping up our production, the recording of approximately $973,667 in derivative liabilities, and an increase in accrued expenses.

Cash Flows

	Nine Months Ended		Percentage
	September 30,	September 30,	Increase /
	2014	2013	(Decrease)
Cash Used in Operating Activities	$(309,881)	$(469,732)	(34.0)%
Cash Used in Investing Activities	$(57,168)	$(5,000)	(1,043.4%)
Cash Provided by Financing Activities	$400,500	$723,817	(44.7%)
Net Increase in Cash	$33,451	$249,085	(86.6%)

Cash flow from Operating Activities

During the nine months ended September 30, 2014, we used $309,881 of cash in operating activities compared to the use of $469,732 of cash for operating activities during the period ended September 30, 2013. The decrease in the use of cash for operating activities was mainly attributed to our net loss of $1,710,552, offset mainly by $1,001,280 for non-cash interest expense upon issuance of convertible notes, $472,000 for prepaid assets amortized during the period and amortization of debt discount of $46,845and an increase of $228,773 in accounts payable and accrued expenses offset with gain on change in fair value of derivative liability of $374,363 and increase in accounts receivable by $69,801.

Cash flow from Investing Activities

During the nine months ended September 30, 2014, we used $57,168 in investing activities for the purchase of certain upgrades to our manufacturing equipment utilized by bottle manufacturer in producing our product and $50,000 paid as a non-refundable deposit in connection with our previously announced acquisition of Xtreme Technologies, compared with $5,000 in investing activities in the prior period.

Cash flow from Financing Activities

During the nine months ended September 30, 2014, we received net proceeds of $400,500 from financing activities compared to $723,817 during the period ended September 30, 2013. The decrease in proceeds from financing activities were attributed to $100,000 from the issuance of notes payable which are unsecured, bear interest at 10% per annum, less payment of financing cost of $39,250 and $7,000 repayment for an outstanding note payable issued in this year plus the issuance of $346,750 of convertible debentures versus the net proceeds of notes in the gross amount of $760,000 in the same period in the prior year.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2014. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2014, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

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

b) In May 2014, the Company received notice that a complaint was filed in District Court, Clark County, NV alleging that the Company and various unnamed defendants are liable to a Mr. Renard Wiggins with regard to commissions and equity purportedly owed Mr. Wiggins, for services allegedly rendered in raising capital on behalf of the Company prior to the reverse merger between Pinacle Enterprises Inc. (now Alkame Holdings, Inc.) and Alkame Water, Inc. in September 2013. After initial review, the Company has filed for a dismissal of the case with the District Court, does not believe there is any validity to the claims of Mr. Wiggins, and intends to vigorously continue defending against these claims. To date, all but two claims have been dismissed, and the Company is in court mandated settlement talks to determine if the remaining counts can be dismissed or will require further litigation.

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

The disclosures set forth in Item 5. “Other Information” below are incorporated herein by reference.

On September 15, 2014, we issued 4,166,667 common shares at a price of $0.15 per share to an accredited investor as a commitment fee connected with the application for a $5.0 million equity line of credit.

On October 17, 2014, we entered into a two year convertible debenture for $33,000 with an accredited institutional investor. The debenture is convertible at the lesser of $0.15 per share or 60% of the lowest trading price in the 25 trading days prior to the conversion.

On October 26, 2014, we acquired all 100% of the outstanding shares of High Country Shrimp Company (“HCS”), a Colorado LLC in exchange for one hundred thousand (100,000) shares of our Common Stock.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On August 6, 2014, the Company entered into a one year convertible debenture for $82,500 with an accredited institutional investor. The debenture is convertible at the lesser of $0.10 per share, or 60% of the lowest trade price in the 25 trading days prior to conversion.

On September 4, 2014, the Company entered into a nine month convertible debenture for $45,000 with an accredited institutional investor. The debenture is convertible at 58% of the average of the three lowest trading prices in the 10 trading days prior to conversion.

On September 5, 2014, the Company entered into a one year convertible debenture for $56,250 with an accredited institutional investor. The debenture is convertible at 53% of the lowest trading price in the 20 trading days prior to conversion.

On September 11, 2014, the Company entered into a nine month convertible debenture for $82,500 with an accredited institutional investor. The debenture is convertible at 55% of the average of the two lowest trading price in the 25 trading days prior to the conversion.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
10.1*	KBM SPA, dated September 4, 2014
10.2*	KBM Note, dated September 4, 2014
10.3*	LG SPA, dated September 5, 2014
10.4*	LG Note, dated September 5, 2014
10.5*	Auctus SPA, dated September 5, 2014
10.6*	Auctus Note, dated September 5, 2014
10.7*	JMJ Note, dated August 1, 2014
10.8*	WHC SPA, dated October 24, 2014
10.9*	WHC Note, dated October 24, 2014
10.10*	Cardinal Note, dated October 17, 2014
10.11	Union SPA, dated October 29, 2014
10.12	Union Note, dated October 29, 2014
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of Chief Executive Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALKAME HOLDINGS, INC.

By

/s/ Robert Eakle
Robert Eakle
Chief Executive Officer, President, and Director
(Principal Executive Officer and Principal Accounting Officer)
Date:	November 19, 2014

