Form 10-Q/A
period 2014-09-30
ALKAME HOLDINGS, INC.
filed 2014-11-24
CIK 1522165

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 74,045,606 as November 17, 2014

Explanatory Note

This Amendment No. 1 on Form 10-Q/A amends our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the U.S. Securities and Exchange Commission on November 20, 2014, and includes exhibits missing in the original filing, the Interactive Data files (XBRL files) and corrects minor typographical errors.

No Other changes have been made to the Form 10-Q.  This Amendment does not reflect events occurring after the filing of the Form 10-Q, does not update disclosures contained in the Form 10-Q, and does not modify or amend the Form 10-Q except as specifically described in this explanatory note.  Accordingly, this Amendment should be read in conjunction with our Form 10-Q and our other filings made with the SEC subsequent to the filing of the Form 10-Q, including any amendments to those filings.

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

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company has not yet determined the effect of the adoption of this standard and it is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

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

During the nine months ended September 30, 2014 and 2013, the Company repaid $7,000 and $22,510 of the Note, respectively.

Long-term:

On March 29, 2013, the Company entered into a two year promissory note agreement for $500,000. On April 8, 2013, the Company received $200,000 and on May 1, 2013, the Company received $300,000. On September 27, 2013, the note agreement was amended to include an additional advance to the Company of $250,000.  Pursuant to the agreement, the loan is secured with a general security agreement, bears interest at 10% per annum, and $500,000 is due on March 30, 2015 and $250,000 is due on September 27, 2015. As at September 30, 2014 and December 31, 2013, the Company has accrued interest of $101,116 and $36,347, respectively. The original note, and the amendment, each mature two years from date of issuance or amendment.

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

During the three and nine months ended September 30, 2014, the Company charged to operations $18,549 and $34,799 as amortization of deferred financing costs, respectively. As of September 30, 2014 and December 31, 2013, remaining balance in deferred financing cost of $651,493 and $47,084, respectively is presented as part of other assets.

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

Operating expenses for the three and nine months ended September 30, 2014 was $354,005 and $906,062, respectively, as compared with $200,608 and $3,798,436, respectively, for the three and nine months ended September 30, 2013. The decrease in operating expenses for the nine months ended September 30, 2014 is attributed to a reduction in stock that was issued in exchange for services during the nine months ended September 30, 2013. This accounted for an approximate $3.2 million decrease in the current periods operating activity as compared to the same periods of 2013, and an increase of approximately $250,000 in selling and travel related expenses connected with our growing sales efforts, and an increase of $47,132 in professional fees for legal, accounting, and audit services required for SEC filing requirements.

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

Item 6. Exhibits

Exhibit No.	Description of Exhibit
10.1*	KBM SPA, dated September 4, 2014
10.2*	KBM Note, dated September 4, 2014
10.3*	LG SPA, dated September 5, 2014
10.4*	LG Note, dated September 5, 2014
10.5*	Auctus SPA, dated September 5, 2014
10.6*	Auctus Note, dated September 5, 2014
10.7*	JMJ Note, dated August 1, 2014
10.8*	WHC SPA, dated October 24, 2014
10.9*	WHC Note, dated October 24, 2014
10.10*	Cardinal Note, dated October 17, 2014
10.11*	Union SPA, dated October 29, 2014
10.12*	Union Note, dated October 29, 2014
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of Chief Executive Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALKAME HOLDINGS, INC.

By

/s/ Robert Eakle
Robert Eakle
Chief Executive Officer, President, and Director
(Principal Executive Officer and Principal Accounting Officer)
Date:	November 24, 2014

