Form 10-Q/A
period 2014-09-30
ALKAME HOLDINGS, INC.
filed 2015-01-27
CIK 1522165

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934For the quarterly period ended September 30, 2014

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934For the transition period from _________ to ________

Commission File Number: 000-55267

Alkame Holdings, Inc.(Exact name of registrant as specified in its charter)

Nevada	98-0661455
(State or other jurisdiction of incorporation organization)	(I.R.S. Employer Identification No.)

3651 Lindell Road, Suite D #356, Las Vegas, NV 89103(Address of principal executive offices) (Zip Code)

Registrant’s Telephone Number, Including Area Code: 702-273-9714

_______________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

This Amendment No. 2 on Form 10-Q/A amends our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the U.S. Securities and Exchange Commission on November 20, 2014, and Amendment No. 1 on Form 10-Q/A for the period ended September 30, 2014, filed with the U.S. Securities and Exchange Commission on November 24, 2014, and corrects a typographical error in which the first question regarding if the Company had filed all reports required by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days was incorrectly marked "No" when it should have been marked "Yes".

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

ALKAME HOLDINGS, INC.

By

/s/ Robert Eakle
Robert Eakle
Chief Executive Officer, President, and Director
(Principal Executive Officer and Principal Accounting Officer)
Date:	January 27, 2015