Form 10-K
period 2014-12-31
ALKAME HOLDINGS, INC.
filed 2015-07-29
CIK 1522165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
Common Stock, par value $0.001

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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $1,938,039

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 161,503,259 common shares as of July 20, 2015.

PART I

Item 1. Business

Overview

We are in the business of pursuing the sale and distribution of the Alkame brand of bottled waters, as well as other various applications for water treatment technology. Our principal executive offices are located at 3651 Lindell Road, Suite D # 356, Las Vegas, Nevada 89103, and our telephone number is (702) 273-9714.

On April 21, 2014, we entered into a Stock Purchase Definitive Agreement (the “Agreement”) with Xtreme Technologies, Inc., an Idaho corporation (“Xtreme”). Pursuant to the terms of the Agreement, we agreed to acquire all of the issued and outstanding capital stock of Xtreme in exchange for certain consideration as set forth in the Agreement.

On January 16, 2015, the parties to the Agreement entered into an amendment (the “Amendment”) that changed, among other things, the Closing Date of the transaction.

On April 15, 2015, the parties to the Agreement entered into a second amendment (the “Second Amendment”) that changed, among other things, the 120-day time period to pay monetary consideration under the Agreement to 240 days after the Closing Date of the transaction.

In accordance with the terms of the Agreement, the Amendment and the Second Amendment, we agreed to purchase all of the outstanding shares of Xtreme for the purchase price of $2,000,000, payable as follows:

  A cash payment of $50,000 has been previously paid as a non-refundable deposit;
  The Closing Date is effective as of January 13, 2015;
  An additional cash payment of $525,000 shall be paid within two hundred and forty (240) days of the Closing Date, which, along with the initial $50,000 deposit, shall pay the obligations on Xtreme’s balance sheet;
  The balance of $1,425,000 shall be payable by the issuance of shares of the Company’s Series B Preferred Stock to be divided pro rata among the Company’s shareholders of record as of the Closing Date. The Series B Preferred Stock shall include an option to convert each share of Series B Preferred Stock into one share of the Company’s Common Stock. The Series B Preferred Stock shall be held in escrow along with the issued and outstanding shares of Xtreme’s capital stock pending the full payment of $525,000. To date, $290,000 of the $525,000 has been paid to Xtreme. If the payment is not made in full, the Series B Preferred Stock will revert back to us and Xtreme’s issued and outstanding capital stock will return to the shareholders of Xtreme and the transaction shall be rescinded; and
  One of Xtreme’s previous officers and directors holds outstanding options to purchase up to 1,009,000 shares of Xtreme’s common stock at the price of $0.10 per share. At the Closing Date, pursuant to Idaho law, Xtreme shall notify this previous officer and director of his 30-day right to exercise any or all of his remaining options. If he elects to exercise any of his options within such 30-day period, the Company agrees to issue additional shares of Series B Preferred Stock in exchange for such Xtreme shares. Xtreme notified the option holder and the 30 day period expired unanswered. The options expired unexercised.

The Amendment also requires that the Company guarantee the obligations on employment agreements for Xtreme’s key employees, namely, Keith Fuqua, Timm Ott and Casey Henry. The employment agreements with Messrs. Fuqua, Ott and Henry have the terms set forth in the following table.

Employee	Position	Term	Compensation	Commission	Benefits	Severance
Keith Fuqua	Operations Director	One year	$70,000 annually and annual bonus	5% on gross sales made to Walmart	Benefit plans	6 months’ severance for termination in certain instances; residual commissions for 1 year
Timm Ott	Sales and Marketing Director and Treasurer	One year	$2,700 per month salary and annual bonus	$1.00 per case of product sold	Benefit plans	6 months’ severance for termination in certain instances
Casey Henry	Manufacturing Director	One year	$4,350 per month and annual bonus	$1.00 per case of product sold	Benefit plans	6 months’ severance for termination in certain instances

In addition, after the Closing Date, Xtreme’s current officers and directors, namely, Jeffery J. Crandall, John N. Marcheso and Michael J. Bibin, shall continue to serve in that capacity until the $525,000 is paid in full. Our President and CEO, Robert K. Eakle and two (2) additional representatives of our company shall be appointed as directors of Xreme and shall serve together with the other directors until the $525,000 is paid in full. In addition, Mr. Eakle shall be named as President and Chief Executive Officer of Xtreme. Until the $525,000 is paid in full, the officers and directors of Xtreme shall not make any material change in the company’s business and operations without unanimous consent of the directors. If the $525,000 is not paid in full within two hundred and forty (240) days of the Closing Date, as may be extended, then the appointments of Mr. Eakle and the other two representatives as interim officers and directors shall be terminated. Upon payment of $525,000 in full to Xtreme, all former officers and directors of Xtreme shall resign and full control of Xtreme shall be tendered to us. Provided that certain representations are accurate, Jeffery J. Crandall, John N. Marcheso and Michael J. Bibin shall be released by us and Xtreme from any liability as officers and directors of Xtreme for their fiduciary obligations occurring prior to the Closing Date.

We previously held a three year limited exclusive distribution agreement with Xtreme for the consumer market. We were permitted to distribute the technologically enhanced bottled water in the consumer market in the United States, Canada and Mexico. As a result of the Agreement, Amendment, and Second Amendment, Xtreme became our wholly-owned subsidiary and we acquired the patents on the proprietary process that we believes is the most technologically advanced in water treatment systems for complete hydration. We will now assume the operations of Xtreme and continue its business of distributing technologically enhanced bottled water.

Upon closing of the acquisition, we discovered that Xtreme was operating at a loss for the prior year and that it required a substantial cash infusion. We have begun a program of upgrading the production line, reorganized personnel, and began an effort to increase sales of the division so that it returns to profitability as quickly as possible.

Our primary objective now is to introduce, promote, aggressively market and establish channels of distribution to sell our product to a wide range of consumers, first in the United States, Canada and Mexico, and then globally.

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

Alkame started with 3 phases of initial bottled water products, and has currently completed 2 of these 3.Phase 1 was to develop the initial move into the consumer market consisting of half liter and one liter bottles. In phase 1 the company developed an exclusive relationship with BioSphere plastics, maker of environmentally sound plastic bottles with enhanced biodegradation, giving a unique edge over our competition. Phase 2 was the development of new packaging configurations to boost the cross marketability and co-branding ability for our products. In phase 2 we rounded out our product lines to consist of 16, 20, and 33 ounce configurations, as well as a gallon configuration. Phase 3 has been updated and corrected to reflect the true direction of this unique water, and is now focused on the development and expansion of the distribution footprint. Early indications are that distributors are slotting the water products into their lines for presentation to numerous retail stores and chains.

Alkame intends to operate around a 40% profit margin on its goods and services and will be able to compete with our competitors on the MSRP as well as benefits and features. The pricing and sales strategies have been clearly defined, and are in line with industry norms. We can move that margin up or down to accommodate distribution channel partners and still maintain that 40% margin, as well as the competitive edge in cost and benefit to the consumer. With companies like Penta charging $3.19 a bottle on the shelf in Whole Foods, we are confident that Alkame will be able to compete in the “Niche” bottled water market segment in a short amount of time. Ultimately, the goal is to put out highly perceived value water.

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

Alkame wants to promote a healthy planet by addressing the growing concerns of consumers worldwide. Our bottles are BPA free (DO NOT contain Bisphenol A), and are 100% recyclable, with enhanced biodegradation. Alkame has developed a strong relationship with BioSphere, a leader in environmentally sound plastic additives to enhance the biodegradation process of our bottles. While exploring other alternatives, Alkame has begun utilizing this more environmentally friendly packaging and plastics technology called a biopolymer. This unique addition to the polymer chain for our market segment has been developed, implemented, and is exclusive to Alkame.

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

The Market

With the massive influx of new eco-friendly products, consumers are going green, both externally as well as internally. The well-being generation and beyond has become increasingly aware of what they are consuming, and this new technology for water treatment is quite the prized possession for those looking to optimize their health. We believe the market for this type is gaining traction. The term “alkaline water” is now becoming synonymous with proper hydration, and we intend to be the first household name in superior technology.

Below is a diagram showing the current pricing of alkaline types of products available at a quality grocer. Our product is priced within the premium water averages. Although we believe the quality will be superior, the pricing will not. While we do not know which products will have the staying power in the marketplace, we are hopeful that our patented technology will win overall.

Product Name	Half Liter Pricing	One Liter Pricing	Half Liter Case Pricing	Liter Case Pricing
Real Water	Individual Bottles @ $1.19	Individual Bottles @ $1.99	24 Bottles @ $28.56	12 Bottles @ $21.48
Penta	Individual Bottles @ $1.99	Individual Bottles @ $3.19	24 Bottles @ $48 and 12 Bottles @ $23.88	12 Bottles @ $50
Aqua-Hydrate	Individual Bottles @ $1.19	Individual Bottles @ $1.99
Alka – Power		Individual Bottles @ $2.69
Eternal (New Zealand)		Individual Bottles @ $1.69
Essence		Individual Bottles @ $1.99
Hawaiian Springs	Individual Bottles @ $1.49	Individual Bottles @ $1.69	24 Bottles @ $36	12 Bottles @ $36
Metro-Electro	Individual Bottles @ $1.49	Individual Bottles @ $1.69	24 Bottles @ $38	24 Bottles @ $38
Metro-Electro (Flavors)	Individual Bottles @ $1.49

Competition and Feasibility

The bottled water industry has numerous competitors. Generally, the industry is made up of a few large companies (who own multiple brands), smaller companies whose products are distributed only on a regional or local basis and some private label brands. The Company's competitors include more diversified corporations having substantially greater assets and larger sales organizations than the Company, as well as other small firms. The Company competes in the retail area for the smaller PET packages and the organic vitamin charged spring water with products including Aquafina, Arrowhead, Evian, Deep Rock, Dasani, Vitamin Water, Propel, Snapple and various private label brands. The Company is a smaller regional company compared to the competitors. The Company competes on the basis of product quality and customer service. The Company believes that the products' Alkaline, Antioxidant and Oxygenated features, along with its superior taste, and attractive packaging are significant factors in maintaining the Company's competitive position. We believe we have a superior product with more features and sell on the benefits and functions, not the price.

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

Based on the study with HIV patients undergoing antiretroviral therapy have concluded that drinking sufficient quantities of Alkame improves important parameters of health in individuals infected with HIV. Drinking Alkame provides a significant boost to the immune system as shown by an increase in CD4 T cells (which are the primary targets of HIV and are crucial for immune defense against infections) and a decrease in the total virus load of HIV patients.

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

Sales and Marketing

Our primary focus is on exposing the product and building brand name recognition and technology awareness through Alkame’s utilization of celebrity and athletic ambassadors, cross-marketing and co-branding, and via sponsorships of key existing and potential clients (mostly in the health & wellness fields and athletic markets). A special and unique emphasis is placed on action sports to build on its cool factor.

Although these techniques do not directly translate into sales and distribution, the utilization of mass media provides our sales teams with the most essential marketing and sales tools and support needed to move product to distributors, as well as drive it through three main channels of on premise, off-premise, and special events.

During 2014, we focused our efforts on sales through regional sales personnel and distributors. This approach will continue through 2015 with the expectation that we will continue to see rapid sales growth of the water products.

Placement

The sales and distribution of the product will be focused on building regional distribution channels through distributors, and key accounts and chains, as well as small independents. Alkame is currently using independent sales representatives to focus on the expanding the distribution footprint and getting Alkame full market coverage.

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

Other Applications

We are exploring other uses of our water so that we can diversify our portfolio of products to include other specialty uses outside of the bottled water and health water markets.

Ready Made

On January 22, 2015, we entered into a binding Memorandum of Understanding to form a joint venture (the “MOU”) with Read Made, Inc., a Florida corporation (“Ready Made”). The purpose of the joint venture is to develop intellectual property associated with single use disposable baby bottles and market the completed products in the US and international markets.

The material terms of the MOU for this joint venture are as follows:

▪	The parties will form a Florida limited liability company (the “Joint Venture”), with each party owning 50% of the Joint Venture;
▪	We and Ready Made will contribute intellectual property, relationships and resources to the Joint Venture pursuant to a license agreement;
▪	We will contribute capital through loans as necessary to operate the initial phases of the Joint Venture pursuant to a budget approved by the parties;
▪	Ready Made will manage the day-to-day operations of the Joint Venture;
▪	A board of directors will be established for the Joint Venture, with each of us and Ready Made nominating two directors;
▪	The parties agreed that employment agreements may be entered into with a stipend for the initial period;
▪	Ready Made will have the option to convert its 50% interest in the Joint Venture into our common stock. Upon such an election to convert, a third party appraiser will determine the fair market value of Ready Made’s 50% interest in the Joint Venture. The value of Ready Made’s interest will then be converted into our common stock based on the average closing sales price of our common stock for the 10 days preceding the date of conversion;
▪	The parties will have a right of first refusal in the event that either desires to transfer its 50% ownership;

High County Shrimp

On October 26, 2014, we acquired all 100% of the outstanding shares of High Country Shrimp Company (“HCS”), a Colorado LLC in exchange for one hundred thousand (100,000) shares of our common stock. The shares are recorded as to be issued and priced at the closing price of the stock on October 27, 2014.

It is expected that HCS will incorporate their patented technology for producing and selling high quality shrimp with our unique water treatment systems to create an intensive indoor aquaculture farming process.

The transaction is structured as a “triangular” merger with HCS becoming a wholly owned subsidiary of Alkame Holdings, Inc., however, after the year end, the principal of High Country Shrimp decided to abandon the current effort and asked if Alkame would enter a joint venture to support development of the technology through licensing of the water treatment system. The Company will provide a limited license for development of the technology.

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

We have earned nominal revenue since our inception, which makes it difficult to evaluate whether we will operate profitably. We have an accumulated deficit of $8,471,350 and have incurred a net loss from operations of $2,997,983 for the year ended December 31, 2014. We have not attained profitable operations and are dependent upon obtaining financing or generating revenue from operations to continue operations for the next twelve months. As of December 31, 2014, we had cash in the amount of $172,730 which is insufficient for operations during the next 12 months. Our future is dependent upon our ability to obtain financing or upon future profitable operations. We reserve the right to seek additional funds through private placements of our common stock and/or through debt financing. Our ability to raise additional financing is unknown. We do not have any formal commitments or arrangements for the advancement or loan of funds. For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern. As a result, there is an increased risk that you could lose the entire amount of your investment in our company.

We have substantial indebtedness. The amount of our outstanding indebtedness continues to increase and our ability to make payments towards such indebtedness could have adverse consequences on future operations.

Our outstanding indebtedness at December 31, 2014 was $2,192,027, which was comprised of a variety of short-term and long-term borrowings; convertible debentures; accounts payable; accrued expenses and interest; and related party loans. The level of indebtedness we have affects our operations in a number of ways. We will need to use a portion of our cash flow to pay principal and interest and meet payables commitments, which will reduce the amount of funds we will have available to finance our operations. This lack of funds could limit our flexibility in planning for or reacting to changes in our business and the industry in which we operate and could limit our ability to make funds available for other purposes, such as inventory purchases, payroll, development or acquisition activities. Our ability to meet our debt service obligations and reduce our total indebtedness will depend upon our future performance. Our future performance, in turn, is dependent upon many factors that are beyond our control such as general economic, financial and business conditions. We cannot guarantee that our future performance will not be adversely affected by such economic conditions and financial, business and other factors.

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

If we are unable to pay Xtreme under the Agreement, your investment could be adversely affected, and you could lose your entire investment with us.

We currently have an Agreement with Xtreme and closed on the transaction to acquire the company. We still owe significant monies under our financial obligation with Xtreme. There is no assurance, however, that we will be able to meet our financial obligations and keep the patents we have acquired. If we default on payment, the patents will revert and the acquisition will unwind. If we are unable to meet the financial requirements to keep these assets, our business could be adversely affected.

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

Because we have a claimant that believe he is entitled to millions of shares in our company, our shareholders may be subject to significant dilution.

Renard Wiggins et al. v. Alkame Holdings, Inc. et al., case number A-14-700799- C, Eighth Judicial District Court, Clark County, Nevada ( the "Wiggins Lawsuit"). Renard Wiggins filed a Complaint on May 15, 2014, against the Company and Robert Eakle, asserting claims for breaches of contracts, tortious and contractual breaches of implied covenants of good faith and fair dealing, breaches of fiduciary duties, conversion, and unjust enrichment, and seeking damages in excess of $10,000, as well as declaratory and injunctive relief, in connection with purported stock and royalty agreements from or before June of 2012, between the plaintiff and Alkame Water, Inc.

After successive motions to dismiss, on February 18, 2015, the Wiggins Lawsuit was amended, with the addition of Alkaline Royalty Corp. as a co-plaintiff, and the scope of claims asserted in their Second Amended Complaint was narrowed, with the dismissal of Robert Eakle and leaving remaining claims against the Company for non-tort breaches of contract with damages in excess of $10,000 and declaratory and injunctive relief in connection with the purported stock and royalty agreements. Among other things, the plaintiffs request "declaratory judgment that it is entitled to the shares, ownership or equity in Alkame Holdings reflecting the 20% stake in Alkame Water he should have received pursuant to the Stock Agreement and/or any proceeds which would have resulted had he received those shares or equity stake in Alkame Water prior to the merger with Pinnacle ass promised and that he is entitled to his royalty payments."

Trial remains scheduled to commence on September 8, 2015, pending a resetting following the extension of the discovery period through the end of September 2015. The parties have engaged in settlement discussions that may or may not prove fruitful. Absent an acceptable settlement, the Company intends to vigorously defend against the plaintiffs' claims. It is too early to evaluate with any certainty the likely outcome of the litigation initiated by the plaintiffs.

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

If we are unable to succeed in marketing, making sales and expanding our customer base to support our business operations, any adverse change by any of our larger volume customers could be detrimental to our profitability. Numerous factors beyond our control may affect the marketability of the products offered. These factors include, but are not limited to, consumer demand and emerging competition. The exact effect of these factors cannot be accurately predicted, but it is possible they may result in our not receiving an adequate return on our invested capital.

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

If our products are found to cause injury, have defects, or fail to meet industry standards, we will incur substantial litigation, judgment, product liability, and product recall costs, which will increase our losses and negatively affect our brand name reputation and product sales.

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

Moreover, we may be subject to liability for any accidents or injury that may occur in connection with the use of our products. We believe we are adequately insured in the event such claims are brought. If we are unable to obtain such insurance, product liability claims could adversely affect our brand name reputation, revenues and ultimately lead to losses. The occurrence of any claims, judgments, or product recalls will negatively affect our brand name image and product sales, as well as lead to additional costs.

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

Item 3. Legal Proceedings

In April 2014, we were notified that a note holder disputes the balance of his note as recorded on the books of our company. The discrepancy arises from a question regarding expenses that the holder claims were paid on behalf of our company and subsequent payments that we recorded as payments against the note. We have no record of the expenses claimed to be due, and we are in negotiations to settle this matter. We have accrued $28,000 to cover the potential expenses and adjustments to accrued interest if the claim is substantiated. We believe it has properly accounted for all payments made to the individual and have provided documentation to him substantiating our position.

1. Renard Wiggins et al. v. Alkame Holdings, Inc. et al., case number A-14-700799- C, Eighth Judicial District Court, Clark County, Nevada ( the "Wiggins Lawsuit"). Renard Wiggins filed a Complaint on May 15, 2014, against the Company and Robert Eakle, asserting claims for breaches of contracts, tortious and contractual breaches of implied covenants of good faith and fair dealing, breaches of fiduciary duties, conversion, and unjust enrichment, and seeking damages in excess of $10,000, as well as declaratory and injunctive relief, in connection with purported stock and royalty agreements from or before June of 2012, between the plaintiff and Alkame Water, Inc.

After successive motions to dismiss, on February 18, 2015, the Wiggins Lawsuit was amended, with the addition of Alkaline Royalty Corp. as a co-plaintiff, and the scope of claims asserted in their Second Amended Complaint was narrowed, with the dismissal of Robert Eakle and leaving remaining claims against the Company for non-tort breaches of contract with damages in excess of $10,000 and declaratory and injunctive relief in connection with the purported stock and royalty agreements. Among other things, the plaintiffs request "declaratory judgment that it is entitled to the shares, ownership or equity in Alkame Holdings reflecting the 20% stake in Alkame Water he should have received pursuant to the Stock Agreement and/or any proceeds which would have resulted had he received those shares or equity stake in Alkame Water prior to the merger with Pinnacle ass promised and that he is entitled to his royalty payments."

Trial remains scheduled to commence on September 8, 2015, pending a resetting following the extension of the discovery period through the end of September 2015. The parties have engaged in settlement discussions that may or may not prove fruitful. Absent an acceptable settlement, the Company intends to vigorously defend against the plaintiffs' claims. It is too early to evaluate with any certainty the likely outcome of the litigation initiated by the plaintiffs.

2. Alkame Water, Inc. v. Fresh To You Wholesale, Inc. Alkame Water, Inc. sent a demand letter on April 20, 2015, to Fresh To You Wholesale, LLC, seeking payment of the principal sum of $17,970, plus interest, owing for 1,044 cases of Alkame Water bottled water products delivered to Fresh To You Wholesale LLC in June of 2014. No response has been received. The Company is evaluating its collection alternatives.

3. Alkame Holdings, Inc. and Alkame Water, Inc. v. Rick Bierwiler. Alkame Holdings, Inc. and Alkame Water, Inc. sent a demand letter on April20, 2015, to Rick Bierwiler, seeking payment of the principal sum of $37,500, plus interest, owing in connection with an advance taken by Mr. Bierwiler against anticipated sales commissions prior to the termination of his Independent Sales Representative relationship in approximately May of 2014. No response has been received. The Company is evaluating its collection alternatives.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted under the symbol “ALKM” on the OTCQB operated by OTC Markets Group, Inc. Only a limited market exists for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell his securities in our company.

The following tables set forth the range of high and low prices for our common stock for the each of the periods indicated as reported by the OTCQB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Year Ending December 31, 2014
	High	Low
December 31, 2014	$0.192	$0.031
September 30, 2014	$0.459	$0.060
June 30, 2014	$1.030	$0.122
March 31, 2014	$1.000	$0.480

Year Ending December 31, 2013
	High	Low
December 31, 2013	$0.540	$0.390
September 30, 2013	$1.410	$0.510
June 30, 2013	$1.050	$0.420
March 31, 2013	$75.00	$0.750

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

Holders of Our Common Stock

As of July 22, 2015, we had 161,503,259 shares of our common stock issued and outstanding, held by 42 shareholders of record, with many others in street name.

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

Recent Sales of Unregistered Securities

As of December 31, 2014 and December 31, 2013, there were 74,045,606 and 135,089,766 shares of common stock issued and outstanding, respectively.

On January 28, 2014, six stockholders exchanged a total of 65,210,834 common shares for 65,210,834 Series B Convertible Preferred Stock.

On September 15, 2014, we issued 4,166,667 common shares at a price of $0.15 per share to an accredited investor as a commitment fee connected with the application for a $5.0 million equity line of credit. The shares were issued pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder.

On January 12, 2015, we issued 3,600,000 common shares upon conversion of $69,336 of accounts payable in connection with a settlement under the Section 3(a)10 of the Rules of the SEC. The shares were issued at a price of $0.01926 per share.

On February 4, 2015, we issued 3,000,000 common shares upon conversion of $69,336 of accounts payable in connection with a settlement under the Section 3(a)10 of the Rules of the SEC. The shares were issued at a price of $0.018 per share.

On February 9, 2015, we issued 2,000,000 common shares upon conversion of $36,210 of convertible debt. The shares were issued at a price of $0.01806 per share.

On February 17, 2015, we issued 1,428,571 common shares upon conversion of $25,000 of convertible debt. The shares were issued at a price of $0.0175 per share.

On February 20, 2015, we issued 3,500,000 common shares upon conversion of $56,910 of accounts payable in connection with a settlement under the Section 3(a)10 of the Rules of the SEC. The shares were issued at a price of $0.01626 per share.

On February 23, 2015, we issued 1,481,481 common shares upon conversion of $20,000 of convertible debt. The shares were issued at a price of $0.0135 per share.

On February 24, 2015, we issued 1,750,000 common shares upon conversion of $17,850 of convertible debt. The shares were issued at a price of $0.0102 per share.

On February 25, 2015, we issued 2,500,000 common shares upon conversion of $32,500 of convertible debt. The shares were issued at a price of $0.013 per share.

On February 25, 2015, we issued 2,686,667 common shares upon conversion of $22,837 of convertible debt and accrued interest. The shares were issued at a price of $0.0085 per share.

On February 26, 2015, we issued 1,518,333 common shares upon conversion of $18,220 of convertible debt and accrued interest. The shares were issued at a price of $0.012 per share.

On March 5, 2015, we issued 1,800,000 common shares upon conversion of $13,500 of convertible debt. The shares were issued at a price of $0.0075 per share.

On March 10, 2015, we issued 4,500,000 common shares upon conversion of $31,860 of accounts payable in connection with a settlement under the Section 3(a)10 of the Rules of the SEC. The shares were issued at a price of $0.00708 per share.

On March 12, 2015, we issued 3,424,658 common shares upon conversion of $25,000 of convertible debt. The shares were issued at a price of $0.0073 per share. The shares were issued pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder.

On March 12, 2015, we issued 3,653,013 common shares upon conversion of $25,863 of convertible debt. The shares were issued at a price of $0.00708 per share. The shares were issued pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder.

On March 12, 2015, we issued 4,955,500 common shares upon conversion of $33,797 of convertible debt and accrued interest. The shares were issued at a price of $0.00682 per share. The shares were issued pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder.

On March 12, 2015, we issued 1,736,111 common shares upon conversion of $12,500 of convertible debt. The shares were issued at a price of $0.0072 per share. The shares were issued pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder.

On March 16, 2015, we issued 1,000,000 common shares upon conversion of $6,700 of convertible debt and accrued interest. The shares were issued at a price of $0.0067 per share. The shares were issued pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder.

On March 18, 2015, we issued 5,000,000 common shares upon conversion of $21,600 of accounts payable in connection with a settlement under the Section 3(a)10 of the Rules of the SEC. The shares were issued at a price of $0.00432 per share.

On March 26, 2015, we issued 5,697,909 common shares upon conversion of $19,900 of convertible debt and accrued interest. The shares were issued at a price of $0.00349 per share. The shares were issued pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder.

On March 30, 2015, we issued 2,106,545 common shares upon conversion of $4,866 of convertible debt and accrued interest. The shares were issued at a price of $0.00231 per share. The shares were issued pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder.

On March 31, 2015, we issued 6,600,000 common shares upon conversion of $15,048 of accounts payable in connection with a settlement under the Section 3(a)10 of the Rules of the SEC. The shares were issued at a price of $0.00228 per share.

On April 15, 2015, we issued 6,000,000 common shares upon conversion of $14,400 of accounts payable in connection with a settlement under the Section 3(a)10 of the Rules of the SEC. The shares were issued at a price of $0.0024 per share.

On May 4, 2015, we issued 7,400,000 common shares upon conversion of $29,748 of accounts payable in connection with a settlement under the Section 3(a)10 of the Rules of the SEC. The shares were issued at a price of $0.00402 per share.

On June 2, 2015, we issued 5,118,865 common shares upon conversion of $30,713 of accounts payable in connection with a settlement under the Section 3(a)10 of the Rules of the SEC. The shares were issued at a price of $0.006 per share.

On June 17, 2015, we issued 5,000,000 common shares upon conversion of $39,900 of accounts payable in connection with a settlement under the Section 3(a)10 of the Rules of the SEC. The shares were issued at a price of $0.00798 per share.

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

Results of Operations for the Years Ended December 31, 2014 and 2013

We generated revenues of $143,321 for the year ended December 31, 2014, as compared with revenues of $17,466 for the year ended December 31, 2013. We expect that over the coming months our work on establishing distribution channels and marketing efforts will result in increased sales.

Our cost of sales was $212,673 for the year ended December 31, 2014, as compared with cost of sales of $114,314 for the year ended December 31, 2013. Our cost of sales exceeded our revenues for both periods as a result of shipments to ambassadors and samples shipped to distributors in support of our sales efforts. We therefore had a gross loss of $69,352 for the year ended December 31, 2014, as compared with a gross loss of $96,848 for the year ended December 31, 2013.

We incurred operating expenses of $1,534,517 for the year ended December 31, 2014, as compared with $5,067,513 for the year ended December 31, 2013. Our operating expenses decreased primarily as a result of consulting fees, which were $810,594 for the fiscal year ended December 31, 2014, as compared with $4,700,851 for the year ended December 31, 2013.

We incurred other expenses of $1,394,114 for the year ended December 31, 2014, as compared with $64,230 for the year ended December 31, 2013. We incurred interest expense of $121,919 for the year ended December 31, 2014, as compared with $36,313 for the year ended December 31, 2013. Borrowings during the years ended December 31, 2014 and 2013, lead to our increased interest expense. During the years ended December 31, 2014 and 2013, we charged to operations $665,955 and $27,917 as amortization of deferred financing costs, respectively. For the year ended December 31, 2014, we recorded amortization of beneficial conversion feature of $191,929 and derivative liability adjustments of $414,311, which were not present in the year ended December 31, 2013.

We incurred a net loss of $2,997,983 for the year ended December 31, 2014, as compared with a net loss of $5,228,591 for the year ended December 31, 2013.

Liquidity and Capital Resources

As of December 31, 2014, we had current assets of $585,483 and total assets of $750,911. As of December 31, 2013, we had current assets of $813,719 and total assets of $1,128,156. The overall decrease in current assets is primarily a result of increases in cash of $44,472, accounts receivable of $82,179 and inventory of $24,645, offset by decreases in prepaid expenses by $364,500 and deposits of $15, 032.

We had current liabilities of $2,643,809 and total liabilities of $2,798,266 as of December 31, 2014. As of December 31, 2013, we had current liabilities of 156,028 and total liabilities of $906,028. The increase in liabilities is primarily a result of an increase in notes payable of $708,510, accounts payable and accrued expenses of $481,828 and accrued interest of $109,699, the issuance of convertible debentures totaling $449,250 and the recording of derivative liability of $1,018,782.

As such, we had a working capital deficit of $2,058,326 and working capital of $657,691 as of December 31, 2014 and 2013, respectively.

Cash Flow Analysis:

Operating activities used $508,052 in cash for the year ended December 31, 2014 as compared to $511,704 for the year ended December 31, 2013. The decrease in cash used was primarily attributable to increases in accounts payable and accrued expenses offset by increases in accounts receivable and inventory.

Investing activities used $84,698 for the year ended December 31, 2014 as compared to $5,000 for the year ended December 31, 2013. In 2014, we expensed a non-refundable extension deposit for the pending acquisition of Xtreme Technologies, and acquired additional production equipment and new manufacturing software versus a small equipment purchase in the year ended December 31, 2013.

Financing activities provided $637,222 for the year ended December 31, 2014 as compared to $644,817 for the year ended December 31, 2013. Financing consisted of loans from officers, shareholders, and third party lenders.

EROP Settlement

On November 10, 2014, we entered into a Settlement Agreement and Stipulation (the “Settlement Agreement”) with EROP Capital, LLC, a Florida limited liability company (“EROP”), pursuant to which we agreed to issue common stock to EROP in exchange for the settlement of $796,451.55 (the “Settlement Amount”) of past-due obligations and accounts payable. EROP purchased the obligations and accounts payable from certain of our vendors.

On January 12, 2015, the Circuit Court of the Seventeenth Judicial Circuit for Broward County, Florida (the “Broward Court”), entered an order (the “EROP Order”) approving, among other things, the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”), in accordance with a stipulation of settlement, pursuant to the Settlement Agreement between us and EROP, in the matter entitled EROP Capital, LLC v. Alkame Holdings, Inc. (the “EROP Action”). EROP commenced the EROP Action against us to recover an aggregate of $796,451.55 of past-due obligations and accounts payable (the “EROP Claim”), which EROP had purchased from certain of our vendors pursuant to the terms of separate receivable purchase agreements between EROP and each of such vendors (the “EROP Assigned Accounts”). The EROP Assigned Accounts relate to certain contractual obligations and legal services provided to us. The EROP Order provides for the full and final settlement of the EROP Claim and the EROP Action. The Settlement Agreement became effective and binding upon us and EROP upon execution of the EROP Order by the Broward Court on January 12, 2015.

Pursuant to the terms of the Settlement Agreement approved by the EROP Order, on January 12, 2015, we agreed to issue to EROP shares (the “EROP Settlement Shares”) of our common stock, $0.001 par value (the “Common Stock”). The Settlement Agreement provides that the EROP Settlement Shares will be issued in one or more tranches, as necessary, sufficient to satisfy the EROP Settlement Amount through the issuance of freely trading securities issued pursuant to Section 3(a)(10) of the Securities Act. Pursuant to the Settlement Agreement, EROP may deliver a request to us which states the dollar amount (designated in U.S. Dollars) of Common Stock to be issued to EROP (the “EROP Share Request”). The parties agree that the total amount of Common Stock to be delivered by us to satisfy the EROP Share Request shall be issued at forty percent (40%) of the Common Stock over the Valuation Period (as defined in the Settlement Agreement). Additional tranche requests shall be made as requested by EROP until the EROP Settlement Amount is paid in full.

The Settlement Agreement provides that in no event shall the number of shares of Common Stock issued to EROP or its designee in connection with the Settlement Agreement, when aggregated with all other shares of Common Stock then beneficially owned by EROP and its affiliates (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations thereunder), result in the beneficial ownership by EROP and its affiliates (as calculated pursuant to Section 13(d) of the Exchange Act and the rules and regulations thereunder) at any time of more than 9.99% of the Common Stock.

We have reserved up to 30,000,000 shares of Common Stock to provide for issuances upon full satisfaction of the Settlement Amount.

Convertible Debt

We have issued a number of convertible debentures in the aggregate principal amount of $604,472 during the year ended December 31, 2014 and thereafter. These debentures are more fully described in the footnotes to our audited financial statements and attached to our annual report as exhibits, but are summarized below.

1.	On August 6, 2014, we borrowed $68,000 under the terms of a convertible promissory note.

2.	On August 6, 2014, we borrowed $82,500 under the terms of a convertible promissory note.

3.	On August 11, 2014, we borrowed $45,000 under the terms of a convertible debenture.

4.	On September 4, 2014, we borrowed $42,500 under the terms of a convertible debenture.

5.	On September 5, 2014, we borrowed $52,500 under the terms of a convertible debenture.

6.	On September 11, 2014, we borrowed $56,250 under the terms of a convertible debenture.

7.	On October 24, 2014, we borrowed $55,000 under the terms of a convertible debenture.

8.	On October 27, 2014, we borrowed $33,000 under the terms of a convertible debenture.

9.	On October 29, 2014, we borrowed 55,000 under the terms of a convertible debenture.

10.	On November 12, 2014, we borrowed $75,000 under the terms of a convertible debenture.

11.	On December 16, 2014, we borrowed 39,772 under the terms of a convertible debenture.

12.	On January 7, 2015, we borrowed $28,000 under the terms of a convertible debenture.

13.	On February 20, 2015, we borrowed $22,000 under the terms of a convertible debenture.

Despite the steps we have taken to reduce our debt and secure additional financing, as described above, based upon our current financial condition, we do not have sufficient cash to operate our business at the current level for the next twelve months. We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of our company as a going concern. However, we had limited revenues and continuing losses from operations as of December 31, 2014. We currently have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

On June 10, 2014, the Financial Accounting Standards Board (“FASB”) issued update ASU 2014-10, Development Stage Entities (Topic 915). Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholder’s equity, (2) label the financial statements as those of a development stage entity; (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued. The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

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

Off Balance Sheet Arrangements

As of December 31, 2014, there were no off balance sheet arrangements.

Inflation

The effect of inflation on the Company's revenue and operating results was not significant.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of December 31, 2014 and 2013
F-3	Consolidated Statements of Operations for the years ended December 31, 2014 and 2013
F-4	Consolidated Statement of Stockholders’ Equity (Deficit) for the two years in the period ended December 31, 2014
F-5	Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013
F-6	Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Alkame Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Alkame Holdings, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the two years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alkame Holdings, Inc. at December 31, 2014 and 2013, and the results of its operations and its cash flows for the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has sustained net losses from operations and stockholder’s deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

July 29, 2015

New York, New York

ALKAME HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash	$172,730	$128,258
Accounts receivable (net of bad debt reserve of $23,000 and $0, respectively)	82,510	331
Prepaid expenses - current	260,000	624,500
Inventory	70,243	45,598
Deposits	—	15,032
Total current assets	585,483	813,719

Fixed and intangible assets:
Manufacturing equipment, net	11,149	—
Software	17,995	—
Intangible assets, net	4,509	7,352
Fixed and intangible assets, net	33,653	7,352

Other assets:
Deferred finance costs	63,375	47,085
Investments	68,400	—
Prepaid expenses - long term	—	260,000
Total other assets	131,775	307,085

Total assets	$750,911	$1,128,156
LIABILITIES AND STOCKHOLDERS (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued expenses	$544,530	$62,702
Accrued interest	146,046	36,347
Loans from officer	3,489	3,489
Notes payable	762,000	53,490
Convertible debentures (net of debt discount of $280,288 and $0, respectively)	168,961	—
Derivative instrument liability	1,018,782	—
Total current liabilities	2,643,808	156,028
Long-term liabilities:
Notes payable – long-term	131,490	750,000
Convertible debt – long-term (net of debt discount of $132,254 and $0, respectively)	22,968	—
Total long-term liabilities	154,458	750,000
Total liabilities	2,798,266	906,028

Commitments and contingencies	—	—

Stockholders' (deficit) equity
Preferred stock - $.001 par value, authorized - 100,000,000 shares;
Series A Convertible Preferred stock - $.001 par value, 12,000,000 designated; issued and outstanding - 12,000,000 and 12,000,000 shares respectively	12,000	12,000
Series B Preferred stock - $.001 par value, 70,000,000 designated; issued and outstanding 65,210,834 and 0 respectively	65,398	—
Common stock - $.001 par value, authorized - 900,000,000 shares; issued and outstanding - 74,045,606 and 135,089,766 shares, respectively	74,046	135,090
Common stock to be issued	13,500	—
Additional paid-in capital	6,259,050	5,548,405
Accumulated deficit	(8,471,350)	(5,473,367)
Total stockholders' (deficit) equity	(2,047,355)	222,128
Total liabilities and stockholders' (deficit) equity	$750,911	$1,128,156

See accompanying notes to the consolidated financial statements

ALKAME HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31, 2014	December 31, 2013

Revenues	$143,321	$17,466
Total Revenues	143,321	17,466

Cost of goods sold	212,673	114,314

Gross loss	(69,352)	(96,848)

Operating expenses:
Selling expenses	939,618	671,801
General and administrative	592,055	4,394,526
Depreciation and amortization	2,844	1,186
Total operating expenses	1,534,517	5,067,513

Loss from operations	(1,603,869)	(5,164,361)

Other expenses:
Amortization of deferred financing costs	665,955	27,917
Interest expense	121,919	36,313
Amortization of beneficial conversion feature	191,929	—
Derivative liability adjustment	414,311	—
Total other expenses	1,394,114	64,230

Net loss applicable to common stock holders	$(2,997,983)	$(5,228,591)

Per share data
Net Loss per share - basic and diluted	$(0.04)	$(0.04)
Weighted average number of shares outstanding- basic and diluted	75,924,202	116,988,324

See accompanying notes to the consolidated financial statements

ALKAME HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Series A Convertible Preferred Stock ($.001 par value)		Preferred B Stock ($.001 par value)		Common Stock ($.001 par value)		Common Stock	Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	To be issued	Capital	Deficit	Equity (Deficit)

Balance, January 1, 2013	—	$—	—	$—	210,000,000	$210,000	$—	$—	$(244,776)	$(34,776)

Issuance of stock for:
Issuance of common shares for services		—		—	9,584,626	9,584		4,097,372	—	4,106,956
Issuance of common shares for prepaid services					1,166,667	1,167		1,123,833		1,125,000
Issuance of common shares for purchase of exclusivity agreement					5,128	5		3,534		3,539
Cancellation of common shares		—		—	(2,333,333)	(2,333)		2,333	—	—
Conversion of common shares to Series A Convertible Preferred Shares	10,000,000	10,000		—	(83,333,333)	(83,333)		73,333	—	—
Issuance of Series A Convertible Preferred Shares for services	2,000,000	2,000		—	—	—		248,000	—	250,000
Net loss		—		—	—	—	—	—	(5,228,591)	(5,228,591)
Balance, December 31, 2013	12,000,000	12,000	—	—	135,089,766	135,090	—	5,548,405	(5,473,367)	222,128

Issuance of stock for:
Conversion of common shares to Series B Convertible Preferred Shares		—	65,210,834	65,211	(65,210,834)	(65,211)	—	—	—	—
Issuance of common shares for commitment fees		—		—	4,166,674	4,167		620,833	—	625,000
Issuance of Series B Convertible Preferred Shares for placement fees		—	187,500	188	—	—		89,812	—	90,000
Common stock to be issued		—		—	—	—	13,500	—	—	13,500
Net loss		—		—	—	—	—	—	(2,997,983)	(2,997,983)
Balance, December 31, 2014	12,000,000	$12,000	65,398,334	$65,398	74,045,606	$74,046	$13,500	$6,259,050	$(8,471,350)	$(2,047,355)

See accompanying notes to the consolidated financial statements

ALKAME HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31, 2014	December 31, 2013

Cash flows from operating activities:
Net loss	$(2,997,983)	$(5,228,591)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debts	23,000	—
Depreciation and amortization	3,497	1,186
Common stock issued for services	625,000	4,091,456
Expenses paid on behalf of company	—	63,000
Amortization of beneficial conversion feature	191,929	—
Derivative liability adjustment	414,310	—
Amortization of prepaid assets	634,500	256,000
Series A Convertible Preferred shares issued for services	—	250,000
Series B Convertible Preferred shares issued for services	90,000	—
Amortization of deferred financing costs	40,955	27,917
Changes in operating asset and liability account balances:
Accounts receivable	(105,179)	(331)
Deposits	15,032	(15,032)
Inventory	(24,645)	(45,598)
Prepaid expenses	(10,000)	—
Accrued interest	109,699	36,347
Accounts payable and accrued expenses	481,833	51,942
Total adjustments	2,489,931	4,716,887

Net cash used in operating activities	(508,052)	(511,704)

Cash flows from investing activities
Nonrefundable deposit for acquisition of production facility	(54,900)	—
Purchase of equipment	(29,798)	(5,000)
Net cash used in investing activities	(84,698)	(5,000)

Cash flows from financing activities:
Proceeds from related parties	—	14,629
Payments to related parties	—	(28,302)
Proceeds from notes payable	100,000	760,000
Payments of notes payable	(10,000)	(26,510)
Proceeds from convertible notes	604,472
Payments of financing costs	(57,250)	(75,000)
Net cash provided by financing activities	637,222	644,817
Net increase in cash	44,472	128,113
Cash at beginning of year	128,258	145
Cash at end of year	$172,730	$128,258

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Supplemental Schedules of Noncash Investing and Financing Activities:
Common shares converted to Series A Convertible Preferred shares	$—	$83,333
Common stock issued for license agreement	$—	$3,538
Common stock issued for prepaid services	$—	$1,125,000
Common shares converted to Series B Convertible Preferred shares	$65,211	$—
Recapitalization - shares	$—	$2,333
Common stock to be issued for acquisition	$13,500	$—
Derivative liability on convertible notes at inception	$2,164,234	$—

See accompanying notes to the consolidated financial statements

Alkame Holdings, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

For the years ended December 31, 2014 and 2013

1.	Organization and Nature of Operations

Alkame Holdings, Inc. (fka Pinacle Enterprise Inc.) (the "Company", “we”, “us” or “our”) was incorporated under the laws of the State of Nevada on April 19, 2010.  The Company is in the business of distributing bottled/canned alkaline, antioxidant and oxygenated water.

On June 24, 2013, the Company entered into a share exchange agreement with Alkame Water, Inc. (“Alkame”) and the shareholders of all of the issued and outstanding shares of Alkame. On June 25, 2013, the Company acquired 100% of the members’ shares of Alkame, a Company incorporated in the state of Nevada on March 1, 2012, in exchange for 150,000,000 common shares, comprised of 116,666,667 common shares privately transacted from the President of the Company and the issuance of 33,333,333 common shares to shareholders of Alkame. Effectively, Alkame held 71% of the issued and outstanding common shares of the Company and the transaction has been accounted for as a reverse merger, where Alkame is deemed to be the acquirer and or the surviving entity for accounting purposes.

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

As a result of the exchange transaction in 2013, our board of directors decided to change our fiscal yearend from January 31 to December 31.

2.	Going Concern

The accompanying consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $8,471,350 and has incurred a net loss from operations of $2,997,983 for the year ended December 31, 2014. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by seeking long term financing which may be in the form of additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

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

b)  Principles of Consolidation

The consolidated financial statements include the accounts of Alkame Holdings, Inc. (parent) and Alkame Water, Inc., our wholly owned subsidiary which has common ownership and management.  All intercompany balances and transactions have been eliminated.

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

	As of
	December 31,
	2014	2013
Series A Convertible Preferred Stock	600,000,000	600,000,000
Series B Convertible Preferred Stock	65,398,334	—
Convertible notes payable	35,726,322	—
Warrants	1,587,302	—

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

h) Revenue Recognition

The Company recognizes revenue in accordance with ASC-605, “Revenue Recognition,” which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or title has passed; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.

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

i)   Accounts receivable and concentration of credit risk

Because the Company currently uses distributors as their main source of product sales and placement, there is an inherent risk that the distributor could experience difficulty in their payments for accounts they ship to. The result, may be that they, while collecting from the stores and chains they supply, they do not process through the payments to us. Although in the past the Company did see significant credit risk associated with the trade receivables, repayment is dependent upon the financial stability of the various distributors and customers to which shipment takes place. As a result, the Company is looking more closely at the credit worthiness of its customer and how large a footprint and customer base various distributors have, and is attempting to limit how much of our business is conducted through any one customer or distributor. Our concentration risk will is being reevaluated on a quarterly basis.

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

At December 31, 2014 and 2013, the Company had an allowance for bad debts in the amount of $23,000 and $0 respectively.

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

On June 10, 2014, the Financial Accounting Standards Board (“FASB”) issued update ASU 2014-10, Development Stage Entities (Topic 915). Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholder’s equity, (2) label the financial statements as those of a development stage entity; (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued. The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

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

n) Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of December 31, 2014, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

o) Convertible Instruments

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

p) Long Lived Assets

The Company follows Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires those long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

q) Advertising

Advertising is expensed as incurred and is included in selling costs on the accompanying consolidated statements of operations. Advertising and marketing expense for the years ended December 31, 2014 and 2013 was approximately $17,331 and $26,189, respectively.

r) Shipping costs

Shipping costs are included in cost of goods sold and totaled approximately $50,572 and $33,181 for the years ended December 31, 2014 and 2013, respectively.

4.	Reverse Acquisition

On September 25, 2013, the Company acquired 100% of the members’ shares of Alkame, a company incorporated in the state of Nevada on March 1, 2012, in exchange for 150,000,000 common shares, comprised of 116,666,667 common shares privately transacted from the President of the Company and the issuance of 33,333,333 common shares to shareholders of Alkame. Effectively, Alkame held 71% of the issued and outstanding common shares of the Company and the transaction has been accounted for as a reverse acquisition, where Alkame is deemed to be the acquirer for accounting purposes.

As part of the acquisition transaction, all assets and liabilities of Alkame Holdings, Inc. (fka Pinacle Enterprise, Inc.) at the date of acquisition were assumed by the former management.

As a result of the exchange transaction, our board of directors decided to change our fiscal year end from January 31 to December 31.

5.	Notes Payable, current and long-term

Current:

During the year ended December 31, 2013, the Company had $63,000 in expenses paid on its behalf by this shareholder and former director which was recorded as a Note. On August 1, 2013, the Company and Note Holder amended the Note by mutual agreement increasing the principal amount by an additional $10,000 for other services rendered by the former director.  The Note is unsecured, and only began accruing interest August 1, 2014 at 5% per annum on the unpaid principal thereof.

During the years ended December 31, 2014 and 2013, the Company repaid $10,000 and $26,510 of the Note respectively.

 Long-term:

On March 29, 2013, the Company entered into a two year promissory note agreement for $500,000. On April 8, 2013, the Company received $200,000 and on May 1, 2013, the Company received $300,000. On September 27, 2013, the note agreement was amended to include an additional advance to the Company of $250,000.  Pursuant to the agreement, the loan is secured with a general security agreement, bears interest at 10% per annum, and $500,000 was due on March 30, 2015 and $250,000 is due on September 27, 2015. The original note, and the amendment, each mature two years from date of issuance or amendment. The payment due March 30, 2015 has not been declared in default, and the Company is in settlement discussions with the lender.

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

During the years ended December 31, 2014 and 2013, the Company charged to operations $665,955 and $27,917 as amortization of deferred financing costs, respectively. As of December 31, 2014 and 2013, remaining balance in deferred financing cost of $63,375 and $47,084, respectively is presented as part of other assets.

6.	Convertible debt

At December 31, 2014 and March 31, 2014 convertible notes and debentures consisted of the following:

	December 31, 2014	December 31, 2013
Convertible notes payable	$604,472	$—
Unamortized debt discount	(412,542)	—
Carrying amount	$191,930	$—
Less: current portion	(168,962)	—
Long-term convertible notes, net	$22,968	$—

Note issued on August 6, 2014, long-term:

On August 6, 2014, the Company entered into a one year convertible debenture for $82,500 with an accredited institutional investor. The debenture is convertible at the lesser of $0.10 per share, or 60% of the lowest trade price in the 25 trading days prior to conversion. The note was issued with an original issue discount of $7,500 which was charged to current period operations as interest expense during the year ended December 31, 2014.

The Company identified embedded derivatives related to the Convertible Promissory Notes entered into in August 2014.  These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $190,451 of the embedded derivative. The fair value of the embedded derivative was determined using the Black-Scholes Model based on the following assumptions:

Dividend yield:	0%
Volatility	105%
Risk free rate:	0.48%

The initial fair values of the embedded debt derivative of $190,451 was allocated as a debt discount up to the proceeds of the note ($82,500) with the remainder ($107,951) charged to operations as derivative liability adjustment during the year ended December 31, 2014.

During the year ended December 31, 2014, the Company amortized $17,187 to current period operations as amortization of beneficial conversion feature.

The fair value of the described embedded derivative of $142,317 at December 31, 2014 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	276%
Risk free rate:	0.58%

At December 31, 2014, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $48,134 for the year ended December 31, 2014.

Note issued on August 6, 2014, current:

On August 6, 2014, the Company entered into a nine month convertible debenture for $68,000 with an accredited institutional investor. The debenture is convertible at 58% of the average of the three lowest trading prices in the 10 trading days prior to conversion.

The Company identified embedded derivatives related to the Convertible Promissory Notes entered into in August 2014.  These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $94,657 of the embedded derivative. The fair value of the embedded derivative was determined using the Black-Scholes Model based on the following assumptions:

Dividend yield:	0%
Volatility	105%
Risk free rate:	0.48%

The initial fair values of the embedded debt derivative of $94,657 was allocated as a debt discount up to the proceeds of the note ($68,000) with the remainder ($32,145) charged to operations as derivative liability adjustment during the year ended December 31, 2014.

During the year ended December 31, 2014, the Company amortized $37,778 to current period operations as amortization of beneficial conversion feature.

The fair value of the described embedded derivative of $90,253 at December 31, 2014 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	276%
Risk free rate:	0.03%

At December 31, 2014, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $4,404 for the year ended December 31, 2014.

Note issued on August 11, 2014:

On August 11, 2014, the Company entered into a five month convertible debenture for $45,000 with an accredited institutional investor. The debenture is convertible at 50% of the lowest traded price in the 20 days prior to the conversion.

The Company identified embedded derivatives related to the Convertible Promissory Notes entered into in August 2014.  These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $131,493 of the embedded derivative. The fair value of the embedded derivative was determined using the Black-Scholes Model based on the following assumptions:

Dividend yield:	0%
Volatility	111%
Risk free rate:	0.05%

The initial fair values of the embedded debt derivative of $131,493 was allocated as a debt discount up to the proceeds of the note ($45,000) with the remainder ($86,493) charged to operations as derivative liability adjustment during the year ended December 31, 2014.

During the year ended December 31, 2014, the Company amortized $37,500 to current period operations as amortization of beneficial conversion feature.

The fair value of the described embedded derivative of $58,401 at December 31, 2014 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	276%
Risk free rate:	0.03%

At December 31, 2014, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $73,092 for the year ended December 31, 2014.

Note issued on September 4, 2014:

On September 4, 2014, the Company entered into a nine month convertible debenture for $42,500 with an accredited institutional investor. The debenture is convertible at 58% of the average of the three lowest trading prices in the 10 trading days prior to conversion.

The Company identified embedded derivatives related to the Convertible Promissory Notes entered into in September 2014.  These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $52,597 of the embedded derivative. The fair value of the embedded derivative was determined using the Black-Scholes Model based on the following assumptions:

Dividend yield:	0%
Volatility	131%
Risk free rate:	0.48%

The initial fair values of the embedded debt derivative of $52,597 was allocated as a debt discount up to the proceeds of the note ($42,500) with the remainder ($10,097) charged to operations as derivative liability adjustment during the year ended December 31, 2014.

During the year ended December 31, 2014, the Company amortized $18,889 to current period operations as amortization beneficial conversion feature.

The fair value of the described embedded derivative of $59,207 at December 31, 2014 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	276%
Risk free rate:	0.03%

At December 31, 2014, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $6,610 for the year ended December 31, 2014.

Note issued on September 5, 2014:

On September 5, 2014, the Company entered into a one year convertible debenture for $52,500 with an accredited institutional investor. The debenture is convertible at 53% of the lowest trading price in the 20 trading days prior to the conversion.

The Company identified embedded derivatives related to the Convertible Promissory Notes entered into in September 2014.  These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $578,343 of the embedded derivative. The fair value of the embedded derivative was determined using the Black-Scholes Model based on the following assumptions:

Dividend yield:	0%
Volatility	166%
Risk free rate:	0.10%

The initial fair values of the embedded debt derivative of $578,343 was allocated as a debt discount up to the proceeds of the note ($52,500) with the remainder ($525,843) charged to operations as derivative liability adjustment during the year ended December 31, 2014.

During the year ended December 31, 2014, the Company amortized $17,500 to current period operations as amortization of beneficial conversion feature.

The fair value of the described embedded derivative of $90,177 at December 31, 2014 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	276%
Risk free rate:	0.12%

At December 31, 2014, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $488,166 for the year ended December 31, 2014.

Note issued on September 11, 2014:

On September 11, 2014, the Company entered into a nine month convertible debenture for $56,250 with an accredited institutional investor. The debenture is convertible at 55% of the average of the two lowest trading price in the 25 trading days prior to conversion.

The Company identified embedded derivatives related to the Convertible Promissory Notes entered into in September 2014.  These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $300,489 of the embedded derivative. The fair value of the embedded derivative was determined using the Black-Scholes Model based on the following assumptions:

Dividend yield:	0%
Volatility	240%
Risk free rate:	0.11%

The initial fair values of the embedded debt derivative of $300,489 was allocated as a debt discount up to the proceeds of the note ($56,250) with the remainder ($244,239) charged to operations as derivative liability adjustment during the year ended December 31, 2014.

During the year ended December 31, 2014, the Company amortized $25,000 to current period operations as amortization of beneficial conversion feature.

The fair value of the described embedded derivative of $84,645 at December 31, 2014 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	276%
Risk free rate:	0.04%

At December 31, 2014, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $215,844 for the year ended December 31, 2014.

Note issued on October 24, 2014:

On October 24, 2014, the Company entered into a twelve month convertible debenture for $55,000 with an accredited institutional investor. The debenture is convertible at 60% of the lowest closing price in the 20 trading days prior to conversion. The note was issued with an original issue discount of $5,000 which was recorded as part of deferred financing cost and amortized over the term of the note.

The Company identified embedded derivatives related to the Convertible Promissory Notes entered into in October 2014.  These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $162,550 of the embedded derivative. The fair value of the embedded derivative was determined using the Black-Scholes Model based on the following assumptions:

Dividend yield:	0%
Volatility	260%
Risk free rate:	0.11%

The initial fair values of the embedded debt derivative of $162,550 was allocated as a debt discount up to the proceeds of the note ($55,000) with the remainder ($107,550) charged to operations as derivative liability adjustment during the year ended December 31, 2014.

During the year ended December 31, 2014, the Company amortized $13,750 to current period operations as amortization of beneficial conversion feature.

The fair value of the described embedded derivative of $85,215 at December 31, 2014 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	276%
Risk free rate:	0.25%

At December 31, 2014, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $77,335 for the year ended December 31, 2014.

Note issued on October 27, 2014 – Long Term:

On October 27, 2014, the Company entered into a two year convertible debenture for $33,000 with an accredited institutional investor. The debenture is convertible at lesser of (a) $0.15 or (b) 60% of the lowest trading price in the 25 trading days prior to conversion. The note was issued with an original issue discount of $3,000 which was recorded as part of deferred financing cost and amortized over the term of the note.

The Company identified embedded derivatives related to the Convertible Promissory Notes entered into in October 2014.  These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $100,870 of the embedded derivative. The fair value of the embedded derivative was determined using the Black-Scholes Model based on the following assumptions:

Dividend yield:	0%
Volatility	260%
Risk free rate:	0.41%

The initial fair values of the embedded debt derivative of $100,870 was allocated as a debt discount up to the proceeds of the note ($33,000) with the remainder ($67,870) charged to operations as derivative liability adjustment during the year ended December 31, 2014.

During the year ended December 31, 2014, the Company amortized $4,125 to current period operations as amortization of beneficial conversion feature.

The fair value of the described embedded derivative of $57,747 at December 31, 2014 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	276%
Risk free rate:	0.67%

At December 31, 2014, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $43,123 for the year ended December 31, 2014.

Note issued on October 29, 2014:

On October 29, 2014, the Company entered into a twelve month convertible debenture for $55,000 with an accredited institutional investor. The debenture is convertible at lesser of (a) $0.10 or (b) 60% of the lowest trading price in the 25 trading days prior to conversion. The note was issued with an original issue discount of $5,000 which was recorded as part of deferred financing cost and amortized over the term of the note.

The Company identified embedded derivatives related to the Convertible Promissory Notes entered into in October 2014.  These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $142,870 of the embedded derivative. The fair value of the embedded derivative was determined using the Black-Scholes Model based on the following assumptions:

Dividend yield:	0%
Volatility	260%
Risk free rate:	0.11%

The initial fair values of the embedded debt derivative of $142,870 was allocated as a debt discount up to the proceeds of the note ($55,000) with the remainder ($87,870) charged to operations as derivative liability adjustment during the year ended December 31, 2014.

During the year ended December 31, 2014, the Company amortized $13,750 to current period operations as amortization of beneficial conversion feature.

The fair value of the described embedded derivative of $85,491 at December 31, 2014 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	276%
Risk free rate:	0.25%

At December 31, 2014, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $57,379 for the year ended December 31, 2014.

Note and warrants issued on November 12, 2014:

On November 12, 2014, the Company entered into a twelve month convertible debenture for $75,000 and a 5 year warrant to purchase an aggregate of 1,587,302 shares with an accredited institutional investor. The debenture is convertible at 50% of the lowest trading price in the 20 trading days prior to conversion. The warrant is exercisable at $0.24 per share subject to adjustments.

In accordance with ASC 470-20, the Company recognized an embedded beneficial conversion feature in the notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of nil of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature. The Company identified embedded derivatives related to the Convertible Promissory Notes entered into in November 2014.  These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $324,627 of the embedded derivative. The fair value of the embedded derivative was determined using the Black-Scholes Model based on the following assumptions:

Dividend yield:	0%
Volatility	261%-275%
Risk free rate:	0.14%

The initial fair values of the embedded debt derivative of $324,627 was allocated as a debt discount up to the proceeds of the note ($75,000) with the remainder ($249,627) charged to operations as derivative liability adjustment during the year ended December 31, 2014.

During the year ended December 31, 2014, the Company amortized $4,795 to current period operations as amortization of beneficial conversion feature.

The fair value of the described embedded derivative of $195,339 at December 31, 2014 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	276%
Risk free rate:	0.25%

At December 31, 2014, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $129,288 for the year ended December 31, 2014.

Note issued on December 16, 2014:

On December 16, 2014, the Company entered into a two year convertible debenture for $39,772 with an accredited institutional investor. The debenture is convertible at 60% of the lowest trading price in the 25 trading days prior to conversion.

The Company identified embedded derivatives related to the Convertible Promissory Notes entered into in December 2014.  These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $85,288 of the embedded derivative. The fair value of the embedded derivative was determined using the Black-Scholes Model based on the following assumptions:

Dividend yield:	0%
Volatility	275%
Risk free rate:	0.58%

The initial fair values of the embedded debt derivative of $85,288 was allocated as a debt discount up to the proceeds of the note ($39,722) with the remainder ($45,566) charged to operations as derivative liability adjustment during the year ended December 31, 2014.

During the year ended December 31, 2014, the Company amortized $1,655 to current period operations as amortization of beneficial conversion feature.

The fair value of the described embedded derivative of $69,988 at December 31, 2014 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	276%
Risk free rate:	0.58%

At December 31, 2014, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $15,300 for the year ended December 31, 2014.

7.	Fair Value of Financial Instruments

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

Items recorded or measured at fair value on a recurring basis in the accompanying unaudited condensed consolidated financial statements consisted of the following items as of December 31, 2014:

	Fair Value Measurements at December 31, 2014 using:
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative Liabilities	$1,018,782	—	—	$1,018,782

The debt and warrant derivative liabilities is measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2014:

Derivative Liability
Balance, December 31, 2013	$—
Additions	2,164,235
Change in fair value of derivative liabilities	(1,145,453)
Balance, December 31, 2014	$1,018,782

8.	Prepaid Assets

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

Balance at December 31, 2013	Amortized in 2014	Balance at December 31, 2014	Current Asset	Long Term Asset
$884,500	$624,500	$260,0000	$260,000	$0

9.	Related Party Transactions

In November 2014, our President transferred some of his personal stock in payment of a retainer to one of our legal firms. The stock was liquidated by the firm and they applied $22,966.99 to the ongoing legal expense. The balance of the account payable is carried in our accounts payable as a liability and is due to our President.

As of December 31, 2014 and 2013, the Company owes $3,489 to its President.  The amounts owing are unsecured, non-interest bearing and due on demand.

As of December 31, 2014, the Company owes $120,000 to Kaufman & Associates in connection with a consulting agreement.

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

b) Share Issuances

As of December 31, 2014 and 2013, there were 74,045,606 and 135,089,766 shares of common stock issued and outstanding, respectively.

On January 28, 2014, six stockholders exchanged a total of 65,210,834 common shares for 65,210,834 Series B Convertible Preferred Stock.

On March 3, 2014, the Company issued 187,500 shares of Series B Convertible Preferred Stock to a distributor in payment of a one year fee agreement. The shares were issued at a price of $0.48 per share.

On October 27, 2014, the Company recorded stock to be issued of 100,000 common shares in connection with the closing of the High Country Shrimp acquisition. The pending shares were recorded at a price of $0.135 per share.

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

c) Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at December 31, 2014:

Exercise Price		Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$	0.24	1,587,302	4.87	$0.24	1,587,302	$0.24

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2012	—	$—
Issued	—	—
Exercised	—	—
Expired	—	—
Outstanding at December 31, 2013	—	$—
Issued	1,587,302	0.24
Exercised	—	—
Expired	—	—
Outstanding at December 31, 2014	1,587,302	$0.24

11.	Income Taxes

Deferred income tax assets as of December 31, 2014 of $2,514,000 resulting from net operating losses and future amortization deductions, have been fully offset by valuation allowances.  The valuation allowances have been established equal to the full amounts of the deferred tax assets, as the Company is not assured that it is more likely than not that these benefits will be realized.

Reconciliation between the statutory United States corporate income tax rate (35%) and the effective income tax rates based on continuing operations is as follows:

Year ended December 31,	2014	2013
Income tax benefit at Federal statutory rate of 35%	$(367,500)	$(1,830,000)
State Income tax benefit, net of Federal effect	(52,500)	(260,000)
Permanent and other differences	780,078	—
Change in valuation allowance	(360,078)	2,090,000
Total	$—	$—

Components of deferred tax assets were approximately as follows:

As at December 31,	2014	2013
Net operating loss	$2,514,000	$2,090,000
Asset impairment
Valuation allowance	(2,514,000)	(2,090,000)
Total	$—	$—

At December 31, 2014 the Company has available net operating losses of approximately $6,285,000 which may be carried forward to apply against future taxable income. These losses will expire in 2032. Deferred tax assets related to these losses have not been recorded due to uncertainty regarding their utilization.

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

The Company has not filed its applicable Federal and State tax returns for the year ended December 31, 2012 and 2013 and may be subject to penalties for noncompliance. The Company has filed an extension for the 2014 filing.

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

12.	Inventory

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

Cost of Sales

At the time of sale the Cost of Sales is computed at actual cost.

Inventory consisted of:

	December 31, 2014	December 31, 2013
Inventory – Raw Materials	$53,806	$16,212
Inventory – Finished Goods	16,437	29,386
Total	$70,243	$45,598

13.	Commitments and Contingencies

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

b) Renard Wiggins et al. v. Alkame Holdings, Inc. et al., case number A-14-700799- C, Eighth Judicial District Court, Clark County, Nevada ( the "Wiggins Lawsuit"). Renard Wiggins filed a Complaint on May 15, 2014, against the Company and Robert Eakle, asserting claims for breaches of contracts, tortious and contractual breaches of implied covenants of good faith and fair dealing, breaches of fiduciary duties, conversion, and unjust enrichment, and seeking damages in excess of $10,000, as well as declaratory and injunctive relief, in connection with purported stock and royalty agreements from or before June of 2012, between the plaintiff and Alkame Water, Inc.

After successive motions to dismiss, on February 18, 2015, the Wiggins Lawsuit was amended, with the addition of Alkaline Royalty Corp. as a co-plaintiff, and the scope of claims asserted in their Second Amended Complaint was narrowed, with the dismissal of Robert Eakle and leaving remaining claims against the Company for non-tort breaches of contract with damages in excess of $10,000 and declaratory and injunctive relief in connection with the purported stock and royalty agreements. Among other things, the plaintiffs request "declaratory judgment that it is entitled to the shares, ownership or equity in Alkame Holdings reflecting the 20% stake in Alkame Water he should have received pursuant to the Stock Agreement and/or any proceeds which would have resulted had he received those shares or equity stake in Alkame Water prior to the merger with Pinnacle ass promised and that he is entitled to his royalty payments."

Trial remains scheduled to commence on September 8, 2015, pending a resetting following the extension of the discovery period through the end of September 2015. The parties have engaged in settlement discussions that may or may not prove fruitful. Absent an acceptable settlement, the Company intends to vigorously defend against the plaintiffs' claims. It is too early to evaluate with any certainty the likely outcome of the litigation initiated by the plaintiffs.

c) Alkame Water, Inc. v. Fresh To You Wholesale, Inc. Alkame Water, Inc. sent a demand letter on April 20, 2015, to Fresh To You Wholesale, LLC, seeking payment of the principal sum of $17,970, plus interest, owing for 1,044 cases of Alkame Water bottled water products delivered to Fresh To You Wholesale LLC in June of 2014. No response has been received. The Company is evaluating its collection alternatives.

d) Alkame Holdings, Inc. and Alkame Water, Inc. v. Rick Bierwiler. Alkame Holdings, Inc. and Alkame Water, Inc. sent a demand letter on April20, 2015, to Rick Bierwiler, seeking payment of the principal sum of $37,500, plus interest, owing in connection with an advance taken by Mr. Bierwiler against anticipated sales commissions prior to the termination of his Independent Sales Representative relationship in approximately May of 2014. No response has been received. The Company is evaluating its collection alternatives.

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

Material Agreements

Stock Purchase Definitive Agreement with Xtreme Technologies, Inc.

On April 21, 2014, we entered into a Stock Purchase Definitive Agreement (the “Agreement”) with Xtreme Technologies, Inc., an Idaho corporation (“Xtreme”). Pursuant to the terms of the Agreement, we agreed to acquire all of the issued and outstanding capital stock of Xtreme in exchange for certain consideration as set forth in the Agreement.

On January 16, 2015, the parties to the Agreement entered into an amendment (the “Amendment”) that changed, among other things, the Closing Date of the transaction.

On April 15, 2015, the parties to the Agreement entered into a second amendment (the “Second Amendment”) that changed, among other things, the 120-day time period to pay monetary consideration under the Agreement to 240 days after the Closing Date of the transaction.

In accordance with the terms of the Agreement, the Amendment and the Second Amendment, we agreed to purchase all of the outstanding shares of Xtreme for the purchase price of $2,000,000, payable as follows:

·	A cash payment of $50,000 has been previously paid as a non-refundable deposit;

·	The Closing Date is effective as of January 13, 2015;

·	An additional cash payment of $525,000 shall be paid within two hundred and forty (240) days of the Closing Date, which, along with the initial $50,000 deposit, shall pay the obligations on Xtreme’s balance sheet;

·	The balance of $1,425,000 shall be payable by the issuance of shares of the Company’s Series B Preferred Stock to be divided pro rata among the Company’s shareholders of record as of the Closing Date. The Series B Preferred Stock shall include an option to convert each share of Series B Preferred Stock into one share of the Company’s Common Stock. The Series B Preferred Stock shall be held in escrow along with the issued and outstanding shares of Xtreme’s capital stock pending the full payment of $525,000. To date, $290,000 of the $525,000 has been paid to Xtreme. If the payment is not made in full, the Series B Preferred Stock will revert back to us and Xtreme’s issued and outstanding capital stock will return to the shareholders of Xtreme and the transaction shall be rescinded; and

·	One of Xtreme’s previous officers and directors holds outstanding options to purchase up to 1,009,000 shares of Xtreme’s common stock at the price of $0.10 per share. At the Closing Date, pursuant to Idaho law, Xtreme shall notify this previous officer and director of his 30-day right to exercise any or all of his remaining options. If he elects to exercise any of his options within such 30-day period, the Company agrees to issue additional shares of Series B Preferred Stock in exchange for such Xtreme shares. Xtreme notified the option holder and the 30 day period expired unanswered. The options expired unexercised.

The Amendment also requires that the Company guarantee the obligations on employment agreements for Xtreme’s key employees, namely, Keith Fuqua, Timm Ott and Casey Henry. The employment agreements with Messrs. Fuqua, Ott and Henry have the terms set forth in the following table.

Employee	Position	Term	Compensation	Commission	Benefits	Severance
Keith Fuqua	Operations Director	One year	$70,000 annually and annual bonus	5% on gross sales made to Walmart	Benefit plans	6 months’ severance for termination in certain instances; residual commissions for 1 year
Timm Ott	Sales and Marketing Director and Treasurer	One year	$2,700 per month salary and annual bonus	$1.00 per case of product sold	Benefit plans	6 months’ severance for termination in certain instances
Casey Henry	Manufacturing Director	One year	$4,350 per month and annual bonus	$1.00 per case of product sold	Benefit plans	6 months’ severance for termination in certain instances

In addition, after the Closing Date, Xtreme’s current officers and directors, namely, Jeffery J. Crandall, John N. Marcheso and Michael J. Bibin, shall continue to serve in that capacity until the $525,000 is paid in full. Our President and CEO, Robert K. Eakle and two (2) additional representatives of our company shall be appointed as directors of Xreme and shall serve together with the other directors until the $525,000 is paid in full. In addition, Mr. Eakle shall be named as President and Chief Executive Officer of Xtreme. Until the $525,000 is paid in full, the officers and directors of Xtreme shall not make any material change in the company’s business and operations without unanimous consent of the directors. If the $525,000 is not paid in full within two hundred and forty (240) days of the Closing Date, as may be extended, then the appointments of Mr. Eakle and the other two representatives as interim officers and directors shall be terminated. Upon payment of $525,000 in full to Xtreme, all former officers and directors of Xtreme shall resign and full control of Xtreme shall be tendered to us. Provided that certain representations are accurate, Jeffery J. Crandall, John N. Marcheso and Michael J. Bibin shall be released by us and Xtreme from any liability as officers and directors of Xtreme for their fiduciary obligations occurring prior to the Closing Date.

We previously held a three year limited exclusive distribution agreement with Xtreme for the consumer market. We were permitted to distribute the technologically enhanced bottled water in the consumer market in the United States, Canada and Mexico. As a result of the Agreement, Amendment, and Second Amendment, Xtreme became our wholly-owned subsidiary and we acquired the patents on the proprietary process that we believes is the most technologically advanced in water treatment systems for complete hydration. We will now assume the operations of Xtreme and continue its business of distributing technologically enhanced bottled water.

Upon closing of the acquisition, we discovered that Xtreme was operating at a loss for the prior year and that it required a substantial cash infusion. We have begun a program of upgrading the production line, reorganized personnel, and began an effort to increase sales of the division so that it returns to profitability as quickly as possible.

Our primary objective now is to introduce, promote, aggressively market and establish channels of distribution to sell our product to a wide range of consumers, first in the United States, Canada and Mexico, and then globally.

We believe that holding the patents will enable us to enhance our position in the investment community, allow us to expand our reach in the distribution of product, and provide us access to other applications the water treatment technology has available.

Employment Agreement with Robert Eakle

On December 31, 2014, we entered into an employment agreement with our executive officer and director, Robert Eakle, retroactive for the year ended 2014 (the “2014 Employment Agreement”).

Pursuant to the terms and conditions of the 2014 Employment Agreement with Mr. Eakle:

·	For the fiscal year ended December 31, 2014, we agreed to retain Mr. Eakle as Chief Executive Officer of our company and Mr. Eakle agreed to accept this senior officer position.
·	The term will encompass the fiscal year ended 2014.
·	Mr. Eakle shall receive an annual compensation of $120,000.
·	In the event of insufficient liquidity, Mr. Eakle will be allowed to receive any unpaid and accrued portion of his cash compensation in the form of common stock or Series B Preferred Stock, as he may choose.

Consulting Agreement with Kaufman & Associates Inc.

On December 31, 2014, we entered into a consulting agreement with Kaufman & Associates Inc. (“Kaufman”) retroactive for the year ended 2014 (the “2014 Consulting Agreement”).

Pursuant to the terms and conditions of the 2014 Consulting Agreement with Kaufman:

·	For the fiscal year ended December 31, 2014, we agreed to retain Kaufman as a consultant and Kaufman agreed to act as a consultant.
·	The term will encompass the fiscal year ended 2014.
·	Kaufman shall receive an annual compensation of $120,000.
·	In the event of insufficient liquidity, Kaufman will be allowed to receive any unpaid and accrued portion of his cash compensation in the form of common stock or Series B Preferred Stock, as it may choose.

High County Shrimp

On October 26, 2014, we acquired all 100% of the outstanding shares of High Country Shrimp Company (“HCS”), a Colorado LLC in exchange for one hundred thousand (100,000) shares of our common stock. The shares are recorded as to be issued and priced at the closing price of the stock on October 27, 2014.

It is expected that HCS will incorporate their patented technology for producing and selling high quality shrimp with our unique water treatment systems to create an intensive indoor aquaculture farming process.

The transaction is structured as a “triangular” merger with HCS becoming a wholly owned subsidiary of Alkame Holdings, Inc., however, after the year end, the principal of High Country Shrimp decided to abandon the current effort and asked if Alkame would enter a joint venture to support development of the technology through licensing of the water treatment system. The Company will provide a limited license for development of the technology.

14.	Concentration of credit risk

Concentration of credit risk with respect to trade receivables is inherent as the Company begins the ramp up of its sales.  Long term, the Company does not foresee a concentrated credit risk associated with its trade receivables.  While repayment is dependent upon the financial stability of the various customers to which shipment takes place, major customers in the water industry are typically distributors or chain stores each with large, per shipment sales, but also with significant history and excellent credit. In the year ended December 31, 2014, approximately ninety eight percent (98%) of sales came from two major distributors.  The Company expects these percentages to drop significantly as it expands the number and territories covered by distributors and retailers.

15.	Subsequent Events

We have evaluated subsequent events through the date the consolidated financial statements were available to be issued, and did not have any material recognizable subsequent events, other than the following:

Stock Issuances

On January 12, 2015, the Company issued 3,600,000 common shares upon conversion of $69,336 of accounts payable in connection with a settlement under the Section 3(a)10 of the Rules of the SEC. The shares were issued at a price of $0.01926 per share.

On February 4, 2015, the Company issued 3,000,000 common shares upon conversion of $69,336 of accounts payable in connection with a settlement under the Section 3(a)10 of the Rules of the SEC. The shares were issued at a price of $0.018 per share.

On February 9, 2015, the Company issued 2,000,000 common shares upon conversion of $36,210 of convertible debt. The shares were issued at a price of $0.01806 per share.

On February 17, 2015, the Company issued 1,428,571 common shares upon conversion of $25,000 of convertible debt. The shares were issued at a price of $0.0175 per share.

On February 20, 2015, the Company issued 3,500,000 common shares upon conversion of $56,910 of accounts payable in connection with a settlement under the Section 3(a)10 of the Rules of the SEC. The shares were issued at a price of $0.01626 per share.

On February 23, 2015, the Company issued 1,481,481 common shares upon conversion of $20,000 of convertible debt. The shares were issued at a price of $0.0135 per share.

On February 24, 2015, the Company issued 1,750,000 common shares upon conversion of $17,850 of convertible debt. The shares were issued at a price of $0.0102 per share.

On February 25, 2015, the Company issued 2,500,000 common shares upon conversion of $32,500 of convertible debt. The shares were issued at a price of $0.013 per share.

On February 25, 2015, the Company issued 2,686,667 common shares upon conversion of $22,837 of convertible debt and accrued interest. The shares were issued at a price of $0.0085 per share.

On February 26, 2015, the Company issued 1,518,333 common shares upon conversion of $18,220 of convertible debt and accrued interest. The shares were issued at a price of $0.012 per share.

On March 5, 2015, the Company issued 1,800,000 common shares upon conversion of $13,500 of convertible debt. The shares were issued at a price of $0.0075 per share.

On March 10, 2015, the Company issued 4,500,000 common shares upon conversion of $31,860 of accounts payable in connection with a settlement under the Section 3(a)10 of the Rules of the SEC. The shares were issued at a price of $0.00708 per share.

On March 12, 2015, the Company issued 3,424,658 common shares upon conversion of $25,000 of convertible debt. The shares were issued at a price of $0.0073 per share.

On March 12, 2015, the Company issued 3,653,013 common shares upon conversion of $25,863 of convertible debt. The shares were issued at a price of $0.00708 per share.

On March 12, 2015, the Company issued 4,955,500 common shares upon conversion of $33,797 of convertible debt and accrued interest. The shares were issued at a price of $0.00682 per share.

On March 12, 2015, the Company issued 1,736,111 common shares upon conversion of $12,500 of convertible debt. The shares were issued at a price of $0.0072 per share.

On March 16, 2015, the Company issued 1,000,000 common shares upon conversion of $6,700 of convertible debt and accrued interest. The shares were issued at a price of $0.0067 per share.

On March 18, 2015, the Company issued 5,000,000 common shares upon conversion of $21,600 of accounts payable in connection with a settlement under the Section 3(a)10 of the Rules of the SEC. The shares were issued at a price of $0.00432 per share.

On March 26, 2015, the Company issued 5,697,909 common shares upon conversion of $19,900 of convertible debt and accrued interest. The shares were issued at a price of $0.00349 per share.

On March 30, 2015, the Company issued 2,106,545 common shares upon conversion of $4,866 of convertible debt and accrued interest. The shares were issued at a price of $0.00231 per share.

On March 31, 2015, the Company issued 6,600,000 common shares upon conversion of $15,048 of accounts payable in connection with a settlement under the Section 3(a)10 of the Rules of the SEC. The shares were issued at a price of $0.00228 per share.

On April 15, 2015, the Company issued 6,000,000 common shares upon conversion of $14,400 of accounts payable in connection with a settlement under the Section 3(a)10 of the Rules of the SEC. The shares were issued at a price of $0.0024 per share.

On May 4, 2015, the Company issued 7,400,000 common shares upon conversion of $29,748 of accounts payable in connection with a settlement under the Section 3(a)10 of the Rules of the SEC. The shares were issued at a price of $0.00402 per share.

On June 2, 2015, the Company issued 5,118,865 common shares upon conversion of $30,713 of accounts payable in connection with a settlement under the Section 3(a)10 of the Rules of the SEC. The shares were issued at a price of $0.006 per share.

On June 17, 2015, the Company issued 5,000,000 common shares upon conversion of $39,900 of accounts payable in connection with a settlement under the Section 3(a)10 of the Rules of the SEC. The shares were issued at a price of $0.00798 per share.

Issuances of Convertible Debt

On January 7, 2015, the Company entered into a six month convertible debenture for $28,000 with an accredited institutional investor. The debenture is convertible at 58% of the lowest trading price in the 20 trading days prior to conversion.

On January 20, 2015, the Company entered into a six month convertible debenture for $220,000 with an accredited institutional investor. The debenture is convertible at 55% of the lowest trading price in the 20 trading days prior to conversion.

On February 9, 2015, the Company entered into a twelve month convertible debenture for $108,000 with an accredited institutional investor. The debenture is convertible at 60% of the lowest trading price in the 20 trading days prior to conversion.

On February 19, 2015, the Company entered into a two year convertible debenture for $35,000 with an accredited institutional investor. The debenture is convertible at 50% of the lowest trading price in the 20 trading days prior to conversion.

On February 20, 2015, the Company entered into a two year convertible debenture for $22,000 with an accredited institutional investor. The debenture is convertible at 60% of the lowest trading price in the 25 trading days prior to conversion.

On February 25, 2015, the Company entered into a two year convertible debenture for $30,000 with an accredited institutional investor. The debenture is convertible at lesser of (a) $0.10 or (b) 60% of the lowest trading price in the 25 trading days prior to conversion.

Other Matters

Amendments to Stock Purchase Definitive Agreement with Xtreme Technologies, Inc.

On January 16, 2015, the Company closed on the previously announced acquisition of Xtreme Technologies, Inc.

On April 15, 2015, the parties to the Agreement entered into a second amendment (“Amendment No. 2”) that, among other things, extended the 120-day payment deadline to 240 days after the Closing Date, and such deadline will be automatically extended by additional increments of 30 days provided that payments from the Company’s funder (EROP) have been made to the Escrow Holder within no less than 60 days of the expiration of such 240-day time period, as extended.

Settlement Agreement with EROP Capital, LLC

On November 10, 2014, Alkame Holdings, Inc., a Nevada Corporation (the “Company”) entered into a Settlement Agreement and Stipulation (the “Settlement Agreement”) with EROP Capital, LLC, a Florida limited liability company (“EROP”), pursuant to which the Company agreed to issue common stock to EROP in exchange for the settlement of $796,451.55 (the “Settlement Amount”) of past-due obligations and accounts payable of the Company. EROP purchased the obligations and accounts payable from certain vendors of the Company as described below.

On January 12, 2015, the Circuit Court of the Seventeenth Judicial Circuit for Broward County, Florida (the “Broward Court”), entered an order (the “EROP Order”) approving, among other things, the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”), in accordance with a stipulation of settlement, pursuant to the Settlement Agreement between the Company and EROP, in the matter entitled EROP Capital, LLC v. Alkame Holdings, Inc. (the “EROP Action”). EROP commenced the EROP Action against the Company to recover an aggregate of $796,451.55 of past-due obligations and accounts payable of the Company (the “EROP Claim”), which EROP had purchased from certain vendors of the Company pursuant to the terms of separate receivable purchase agreements between EROP and each of such vendors (the “EROP Assigned Accounts”). The EROP Assigned Accounts relate to certain contractual obligations and legal services provided to the Company, and are set forth in Schedule A to the Settlement Agreement. The EROP Order provides for the full and final settlement of the EROP Claim and the EROP Action. The Settlement Agreement became effective and binding upon the Company and EROP upon execution of the EROP Order by the Broward Court on January 12, 2015.

Pursuant to the terms of the Settlement Agreement approved by the EROP Order, on January 12, 2015, the Company agreed to issue to EROP shares (the “EROP Settlement Shares”) of the Company’s common stock, $0.001 par value (the “Common Stock”). The Settlement Agreement provides that the EROP Settlement Shares will be issued in one or more tranches, as necessary, sufficient to satisfy the EROP Settlement Amount through the issuance of freely trading securities issued pursuant to Section 3(a)(10) of the Securities Act. Pursuant to the Settlement Agreement, EROP may deliver a request to the Company which states the dollar amount (designated in U.S. Dollars) of Common Stock to be issued to EROP (the “EROP Share Request”). The parties agree that the total amount of Common Stock to be delivered by the Company to satisfy the EROP Share Request shall be issued at forty percent (40%) of the Common Stock over the Valuation Period (as defined in the Settlement Agreement). Additional tranche requests shall be made as requested by EROP until the EROP Settlement Amount is paid in full.

The Settlement Agreement provides that in no event shall the number of shares of Common Stock issued to EROP or its designee in connection with the Settlement Agreement, when aggregated with all other shares of Common Stock then beneficially owned by EROP and its affiliates (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations thereunder), result in the beneficial ownership by EROP and its affiliates (as calculated pursuant to Section 13(d) of the Exchange Act and the rules and regulations thereunder) at any time of more than 9.99% of the Common Stock.

The Company has reserved up to 30,000,000 shares of Common Stock to provide for issuances upon full satisfaction of the Settlement Amount.

The description of the Settlement Agreement does not purport to be complete and is qualified in its entirety by reference to the Settlement Agreement, which is filed as Exhibit 10.1 to this Current Report on Form 8-K and incorporated herein by reference.

Binding Memorandum of Understanding to form a joint venture (the “MOU”) with Read Made, Inc.

On January 22, 2015, Alkame Holdings, Inc., a Nevada corporation (the “Company”) entered into a binding Memorandum of Understanding to form a joint venture (the “MOU”) with Read Made, Inc., a Florida corporation (“Ready Made”). The purpose of the joint venture is to develop intellectual property associated with single use disposable baby bottles and market the completed products in the US and international markets.

The material terms of the MOU for this joint venture are as follows:

1.	The parties will form a Florida limited liability company (the “Joint Venture”), with each party owning 50% of the Joint Venture;
2.	The Company and Ready Made will contribute intellectual property, relationships and resources to the Joint Venture pursuant to a license agreement;
3.	The Company will contribute capital through loans as necessary to operate the initial phases of the Joint Venture pursuant to a budget approved by the parties;
4.	Ready Made will manage the day-to-day operations of the Joint Venture;
5.	A board of directors will be established for the Joint Venture, with each of the Company and Ready Made nominating two directors;
6.	The parties agreed that employment agreements may be entered into with a stipend for the initial period;
7.	Ready Made will have the option to convert its 50% interest in the Joint Venture into common stock of the Company. Upon such an election to convert, a third party appraiser will determine the fair market value of Ready Made’s 50% interest in the Joint Venture. The value of Ready Made’s interest will then be converted into common stock of the Company based on the average closing sales price of its common stock for the 10 days preceding the date of conversion;
8.	The parties will have a right of first refusal in the event that either desires to transfer its 50% ownership;

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On February 6, 2014, we dismissed Sadler Gibb & Associates, LLC as our accountant. We engaged RBSM LLP as our principal accountants effective February 6, 2014. The decision to change accountants was approved by our board of directors.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2014. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2014, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2015: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table contains information with respect to our current executive officers and directors:

Name	Age	Principal Positions With Us
Robert Eakle	42	President, Chief Executive Officer and Director

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

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us for our fiscal years ended December 31, 2014 and 2013.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Eakle Current President, Chief Executive Officer, Chief Financial Officer, and Director	2014 2013	120,000 0	0 0	0 0	0 0	0 0	0 0	0 0	120,000 0
Mikhail Kats Former President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director	2014 2013	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Olga Kats Former Secretary	2014 2013	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Narrative Disclosure to Summary Compensation Table

On December 31, 2014, we entered into an employment agreement with our executive officer and director, Robert Eakle, retroactive for the year ended 2014 (the “2014 Employment Agreement”).

Pursuant to the terms and conditions of the 2014 Employment Agreement with Mr. Eakle:

▪	For the fiscal year ended December 31, 2014, we agreed to retain Mr. Eakle as Chief Executive Officer of our company and Mr. Eakle agreed to accept this senior officer position.
▪	The term will encompass the fiscal year ended 2014.
▪	Mr. Eakle shall receive an annual compensation of $120,000.
▪	In the event of insufficient liquidity, Mr. Eakle will be allowed to receive any unpaid and accrued portion of his cash compensation in the form of common stock or Series B Preferred Stock, as he may choose.

Outstanding Equity Awards at Fiscal Year-End

There were no unexercised options, stock that has not vested, and equity incentive plan awards for any officer or employee as of December 31, 2014.

 Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of July 22, 2015, certain information as to shares of our common stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown. Unless otherwise indicated below, each entity or person listed below maintains an address of 3651 Lindell Road, Suite D # 356, Las Vegas, Nevada 89103.

	Common Stock		Series A Preferred Stock		Series B Preferred Stock
Name and Address of Beneficial Owner	Number of Shares Owned (1)	Percent of Class (2)	Number of Shares Owned (1)	Percent of Class (2)	Number of Shares Owned (1)	Percent of Class (2)
Robert Eakle(3)	450,000	0.28%	10,000,000	83.33%	46,412,964	70.97%
All Directors and Executive Officers as a Group (1 person)	450,000	0.28%	10,000,000	83.33%	46,412,964	70.97%
5% Holders
Kaufman & Associates Inc.(4)	500,000	0.31%	2,000,000	16.67%	7,277,500	11.12%

(1) Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

(2) Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. There are 161,503,259 shares of common stock, 12,000,000 shares of Series A Convertible Preferred Stock and 65,398,334 shares of Series B Preferred stock issued and outstanding as of July 22, 2015 including securities exercisable or convertible into shares of Common Stock within sixty (60) days hereof for each stockholder.

(3) Includes 450,000 shares of common stock, 10,000,000 shares of Series A Convertible Stock that may be converted into 500,000,000 shares of common stock, and 46,412,964 shares of Series B Preferred Stock that may be converted into 46,412,964shares of common stock.

(4) Includes 500,000 shares of common stock, 2,000,000 shares of Series A Convertible Stock that may be converted into 100,000,000 shares of common stock and 7,277,500 shares of Series B Preferred Stock that may be converted into 7,277,500 shares of common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than the transactions described below and under the heading “Executive Compensation” (or with respect to which such information is omitted in accordance with SEC regulations), for the past two fiscal years there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed $120,000, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

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

During the year ended December 31, 2014 and 2013, the Company received $0 and $14,629 respectively, in cash loans from its President, and during the same periods made cash payments on these amounts owing totaling $0 and $28,302.

In November 2014, our President transferred some of his personal stock in payment of a retainer to one of our legal firms. The stock was liquidated by the firm and they applied $22,966.99 to the ongoing legal expense. The balance of the account payable is carried in our accounts payable as a liability and is due to our President.

As of December 31, 2014 and 2013, the Company owes $3,489 and $3,489 respectively to its President. The amounts owing are unsecured, non-interest bearing and due on demand.

On December 31, 2014, we entered into a consulting agreement with Kaufman & Associates Inc. (“Kaufman”) retroactive for the year ended 2014 (the “2014 Consulting Agreement”).

Pursuant to the terms and conditions of the 2014 Consulting Agreement with Kaufman:

▪	For the fiscal year ended December 31, 2014, we agreed to retain Kaufman as a consultant and Kaufman agreed to act as a consultant.
▪	The term will encompass the fiscal year ended 2014.
▪	Kaufman shall receive an annual compensation of $120,000.
▪	In the event of insufficient liquidity, Kaufman will be allowed to receive any unpaid and accrued portion of his cash compensation in the form of common stock or Series B Preferred Stock, as it may choose.

Item 14. Principal Accounting Fees and Services

The following table shows the fees that were billed for the audit and other services provided by RBSM LLP for the fiscal years ended December 31, 2014 and 2013.

Financial Statements for the Year Ended December 31,	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2013	$18,600	$—	$—	$—
2014	$25,000	$—	$—	$—

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

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following consolidated financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Certificate of Amendment (2)
3.3	Certificate of Change (2)
3.4	Certificate of Amendment (3)
3.5	Certificate of Designation (3)
3.6	Certificate of Designation (3)
3.7	Bylaws, as amended (1)
10.1	Stock Purchase Definitive Agreement (4)
10.1	Convertible debenture dated August 6, 2014(5)
10.2	Convertible debenture dated August 6, 2014
10.3	Convertible debenture dated August 11, 2014(5)
10.4	Agreement and Plan of Merger (6)
10.5	Retroactive Employment Agreement (7)
10.6	Retroactive Consulting Agreement (7)
10.7	Settlement Agreement and Stipulation (8)
10.8	Amendment to Stock Purchase Definitive Agreement (9)
10.9	Memorandum of Understanding Joint Venture (10)
10.10	Amendment to Stock Purchase Definitive Agreement (11)
10.11	Convertible debenture dated September 4, 2014
10.12	Convertible debenture dated September 5, 2014
10.13	Convertible debenture dated September 11, 2014
10.14	Convertible debenture dated October 24, 2014
10.15	Convertible debenture dated October 27, 2014
10.16	Convertible debenture dated October 29, 2014
10.17	Convertible debenture dated November 12, 2014
10.18	Convertible debenture dated December 16, 2014
10.19	Convertible debenture dated January 7, 2015
10.20	Convertible debenture dated February 20, 2015
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

▪	Incorporated by reference to the Registration Statement on Form S-1 filed on June 21, 2011; also incorporated by reference to the Current Report on Form 8-K filed on October 29, 2010.
▪	Incorporated by reference to the Form 8-K filed on January 8, 2014
▪	Incorporated by reference to the Form 8-K filed on January 27, 2014
▪	Incorporated by reference to the Form 8-K filed on April 22, 2014
▪	Incorporated by reference to the Form 8-K filed on August 22, 2014
▪	Incorporated by reference to the Form 8-K filed on November 4, 2014
▪	Incorporated by reference to the Form 8-K filed on January 7, 2015
▪	Incorporated by reference to the Form 8-K filed on January 13, 2015
▪	Incorporated by reference to the Form 8-K filed on January 20, 2015
▪	Incorporated by reference to the Form 8-K filed on January 26, 2015
▪	Incorporated by reference to the Form 8-K filed on June 9, 2015

 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alkame Holdings, Inc.

By:	/s/ Robert Eakle
Robert Eakle President, Chief Executive Officer, Principal Executive Officer, and Director
July 29, 2015

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Robert Eakle
Robert Eakle President, Chief Executive Officer, Principal Executive Officer, and Director
July 29, 2015

