Form 10-Q
period 2015-03-31
ALKAME HOLDINGS, INC.
filed 2015-12-15
CIK 1522165

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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
Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 190,985,547 as December 10, 2015.

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

Our unaudited condensed consolidated financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2015, are not necessarily indicative of the results that can be expected for the full year.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our”, “our company” and “Alkame” mean Alkame Holdings, Inc., unless otherwise stated.

ALKAME HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets:
Cash	$141,552	$172,730
Accounts receivable (net of reserve for bad debts of $25,000 and $23,000, respectively)	210,308	82,510
Pre-acquisition loans to Xtreme due from former shareholders	7,357	—
Accounts receivable other	19,085	—
Prepaid expenses - current	185,000	260,000
Inventory	156,005	70,243
Total current assets	719,307	585,483

Fixed and intangible assets:
Manufacturing equipment, net	133,915	11,149
Software	16,496	17,995
Intangible assets, net	1,369,271	4,509
Goodwill	658,187	—
Total fixed and intangible assets, net	2,177,869	33,653

Other assets:
Deferred finance costs	40,253	63,375
Investments	13,500	68,400
Total other assets	53,753	131,775
Total assets	$2,950,929	$750,911

LIABILITIES AND STOCKHOLDERS DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$575,311	$304,530
Accrued interest	168,212	146,046
Accrued compensation	340,500	240,000
Loans from officer	26,456	3,489
Notes payable	893,010	762,000
Note due Xtreme Shareholders	370,000	—
Convertible debentures (net of debt discount of $356,583 and $280,288, respectively)	185,931	168,961
Derivative instrument liability	1,189,968	1,018,782
Series C Convertible Preferred stock to be issued	1,425,000	—
Total current liabilities	5,174,388	2,643,808

Long-term liabilities:
Notes payable - long term	—	131,490
Convertible debt - long term (net of debt discount of $108,574 and $132,254, respectively)	18,648	22,968
Total long-term liabilities	18,648	154,458
Total liabilities	5,193,036	2,798,266
Commitments and contingencies	—	—

Stockholders' deficit
Preferred stock - $0.001 par value, authorized - 20,000,000 shares; Series A Convertible Preferred stock - $0.001 par value, 12,000,000 shares designated; issued and outstanding - 12,000,000 and 12,000,000 shares, respectively	12,000	12,000
Series B Preferred stock - $0.001 par value, 70,000,000 shares designated; issued and outstanding 65,398,334 and 65,398,334 shares, respectively	65,398	65,398
Common stock - $0.001 par value, authorized - 900,000,000 shares; issued and outstanding - 137,984,394 and 74,045,606 shares, respectively	137,985	74,046
Common stock to be issued	13,500	13,500
Additional paid-in capital	6,758,518	6,259,050
Accumulated deficit	(9,229,508)	(8,471,350)
Total stockholders' deficit	(2,242,107)	(2,047,355)
Total liabilities and stockholders' deficit	$2,950,929	$750,911

See accompanying notes to the unaudited condensed consolidated financial statements

ALKAME HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	March 31, 2015	March 31, 2014

Revenues	$294,006	$29,191

Cost of goods sold	224,653	31,885

Gross profit (loss)	69,352	(2,694)

Operating expenses:
Selling expenses	271,752	208,100
General and administrative	311,802	66,002
Depreciation and amortization	36,737	711
Total operating expenses	620,291	274,813

Loss from operations	(550,939)	(277,507)

Other Income / (Expenses):
Amortization of deferred financing costs	(46,455)	(5,625)
Interest expense	(43,452)	(19,303)
Amortization of beneficial conversion feature	(307,732)	—
Gain on change in fair value of derivative liability	182,646	—
Gain on settlement of debt	7,774	—
Total other expenses	(207,219)	(24,928)
Net loss	$(758,158)	$(302,435)

Per share data
Net Loss per share - basic and diluted	$(0.01)	$(0.00)
Weighted average number of shares outstanding- basic and diluted	91,788,355	89,442,170

See accompanying notes to the unaudited condensed consolidated financial statements

ALKAME HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
	March 31, 2015	March 31, 2014

Cash flows from operating activities:
Net loss	$(758,158)	$(302,435)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debts	2,000	—
Depreciation and amortization	42,059	800
Amortization of debt discount	307,732	—
Gain on change in fair value of derivative liability	(182,646)	—
Amortization of prepaid assets	75,000	159,500
Amortization of deferred financing costs	46,455	5,625
Changes in operating asset and liability account balances:
Accounts receivable	(74,500)	(24,477)
Accounts receivable - other	(28,596)	—
Pre-acquisition loans to Xtreme due from former shareholders	(7,357)	—
Deposits	—	385
Inventory	(10,582)	17,178
Accrued interest	41,186	19,306
Accounts payable and accrued expenses	231,162	16,605
Total adjustments	441,913	194,922
Net cash used in operating activities	(316,245)	(107,513)

Cash flows from investing activities
Payment of purchase consideration to Xtreme Technologies, Inc.	(45,100)	—
Cash acquired from Xtreme Technologies, Inc.	13,287	—
Purchase of equipment	(36,657)	(7,168)
Net cash used in investing activities	(68,470)	(7,168)

Cash flows from financing activities:
Proceeds from officer loans	22,967	—
Proceeds of financing costs	(22,783)	(10,000)
Proceeds from notes payable	353,833	100,000
Payments of notes payable	(480)	(3,000)
Net cash provided by financing activities	353,537	87,000
Net decrease in cash	(31,178)	(27,681)
Cash at beginning of period	172,730	128,258
Cash at end of period	$141,552	$100,577

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$1,520	$—
Cash paid for income taxes	$—	$—

Supplemental Schedules of Noncash Investing and Financing Activities:
Conversion of notes payable and accrued interest into common shares	$314,653	$—
Common stock issued to settle accounts payable	$248,754	$—
Payment made by EROP to noteholders on Company’s behalf	$155,000	$—
Assets taken over and liabilities assumed from Xtreme Technologies, Inc.	$2,050,000	$—
Conversion of common shares into Series B convertible preferred stock	$—	$65,211
Beneficial conversion feature on convertible debt	$353,832	$—

See accompanying notes to the unaudited condensed consolidated financial statements

Alkame Holding, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the three months ended March 31, 2015 and 2014

1.	Organization and Nature of Operations

Alkame Holdings, Inc. (the "Company", “we”, “us” or “our”) was incorporated under the laws of the State of Nevada on April 19, 2010.

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

Stock Purchase Definitive Agreement with Xtreme Technologies, Inc.

On April 21, 2014, the Company entered into a Stock Purchase Definitive Agreement with Xtreme Technologies, Inc., an Idaho corporation. In accordance with the terms of the Agreement, the Company will purchase all of the outstanding shares of Xtreme for the purchase price of $2,050,000.00, payable as follows:

·	An initial cash deposit of $50,000 was converted into a non-refundable payment to extend the closing date;
·	An additional $50,000 deposit payment was made at the date of extension;
·	An additional cash payment of $525,000 shall be paid on or before the Closing Date (defined below), which, along with the additional $50,000 deposit, shall pay specific obligations on Xtreme’s balance sheet;
·	As amended per agreement on December 9, 2015, the balance of $1,425,000.00 shall be payable by the issuance of shares of the Company’s Series C Preferred Stock with a stated value of $1.00 per share to be divided pro rata among the Company’s shareholders of record as of the Closing Date. The Series C Preferred Stock includes an option to convert such shares of Series C Preferred Stock into the Company’s Common Stock at the market price on the day prior to conversion; and
·	One of Xtreme’s previous officers and directors holds outstanding options to purchase up to 1,009,000 shares of Xtreme’s common stock at the price of $0.10 per share. At the Closing Date, pursuant to Idaho law, Xtreme shall notify this previous officer and director of his 30-day right to exercise any or all of his remaining options. If he elects to exercise any of his options within such 30-day period, the Company agrees to issue additional shares of Series C Preferred Stock in exchange for such Xtreme shares.
o	After proper notice, the holder permitted the options to expire unexercised.

The following amendments were entered in relation the Xtreme acquisition:

1.	Effective January 16, 2015, the sellers of Xtreme were given the option to rescind and terminate the transaction if the debt was not paid within 120 days of the closing date.
2.	Effective April 15, 2015, the 120-day deadline was extended to 240 days after the closing date. Such deadline will be automatically extended by additional 30 day increments, provided that payments from EROP have been made to escrow within 60 days of the 240-day expiration period.
3.	Effective December 9, 2015, the securities deliverable to the sellers of Xtreme was amended from Series B Preferred Stock to Series C Preferred Stock.

On January 13, 2015, the Company completed the acquisition of Xtreme Technologies, Inc., an Idaho corporation.

Under the Agreement, Amendment, and Second Amendment, Xtreme became our wholly-owned subsidiary and we acquired the patents on the proprietary process that we believe is the most technologically advanced in water treatment systems for complete hydration. We assumed the operations of Xtreme and continue its business of distributing technologically enhanced bottled water.

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

The Company’s fiscal year end is December 31.

2.	Going Concern

These accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. For the three months ended March 31, 2015, the Company has recognized only $294,006 in revenue and as of March 31, 2015 had an accumulated deficit of $9,229,508. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These accompanying unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	Basis of Presentation

These unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for any interim period or an entire year. The Company applies the same accounting policies and methods in its interim financial statements as those in the most recent audited annual financial statements. The financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the year ended December 31, 2014 included in the Company’s filing on Form 10-K.

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

b) Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Alkame Water, Inc. and Extreme Technologies, Inc. All significant inter-company transactions are eliminated.

c)   Cash and Cash Equivalents

For purposes of the statement of cash flows, cash includes demand deposits, saving accounts and money market accounts. The Company considers all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents.

d) Accounts receivable and concentration of credit risk

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

e) Allowance for doubtful accounts

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

At March 31, 2015 and December 31, 2014, the Company had an allowance for bad debts in the amount of $25,000 and $23,000 respectively.

f) Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Such securities, shown below, presented on a common share equivalent basis and outstanding as of March 31, 2015 and 2014 have been excluded from the per share computations:

	As of
	March 31, 2015	March 31, 2014
Series A Convertible Preferred Stock	600,000,000	600,000,000
Series B Convertible Preferred Stock	65,398,334	65,398,334
Series C Convertible Preferred Stock	356,250,000	—
Convertible notes payable	326,777,380	—
Warrants	1,587,302
EROP conversion of debt	129,677,917	—

g) Financial Instruments

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

In addition, FASB ASC 825-10-25 Fair Value Option, or ASC 825-10-25, was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

h) Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with professional standards for “Accounting for Derivative Instruments and Hedging Activities”.

Professional standards generally provide three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.  Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards as “The Meaning of “Conventional Convertible Debt Instrument”.

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

i) Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of March 31, 2015, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

j) Income Taxes

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

k) Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments are to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. The Company is evaluating possible effect of this guidance on future disclosures.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The ASU focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification and improves current U.S. GAAP by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (“VIE”), and changing consolidation conclusions for companies in several industries that typically make use of limited partnerships or VIEs. The ASU will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We do not expect the adoption of ASU 2015-02 to have a material effect on our financial position, results of operations or cash flows.

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” This ASU eliminates from U.S. GAAP the concept of extraordinary items. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. We do not expect the adoption of ASU 2015-01 to have a material effect on our financial position, results of operations or cash flows.

In November 2014, the FASB issued ASU No. 2014-17, “Business Combinations (Topic 805): Pushdown Accounting.” This ASU provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. ASU 2014-17 was effective on November 18, 2014. The adoption of ASU 2014-17 did not have any effect on our financial position, results of operations or cash flows.

In November 2014, the FASB issued ASU 2014-16, “Derivatives and Hedging (Topic 815).” ASU 2014-16 addresses whether the host contract in a hybrid financial instrument issued in the form of a share should be accounted for as debt or equity. ASU 2014-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We do not currently have issued, nor are we investors in, hybrid financial instruments. Accordingly, we do not expect the adoption of ASU 2014-16 to have any effect on our financial position, results of operations or cash flows.

The FASB has issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company has not yet determined the effect of the adoption of this standard.

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

In August 2014, the FASB issued a new accounting standard which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company expects to adopt this new standard for the fiscal year ending December 31, 2015 and the Company will continue to assess the impact on its consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

l) Revenue Recognition

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

m) Reclassification

Certain reclassifications have been made to conform the prior period data to the current presentation. These reclassifications had no effect on reported net loss.

5.	Notes Payable

The Company owed $43,010 and $43,490 at March 31, 2015 and December 31, 2014 respectively to a stockholder.

During the year ended December 31, 2013, the Company had $63,000 in expenses paid on its behalf by this shareholder which was recorded as a Note. On August 1, 2013, the Company and note holder amended the Note by mutual agreement increasing the principal amount by an additional $10,000 for other services rendered by the former director.  The Note is unsecured, and begin accruing interest August 1, 2014 at 5% per annum on the unpaid principal thereafter.  Based on a repayment agreement that calls for monthly payments of $1,000 per month, the Company has classified $25,010 as current liabilities and the remaining $18,000 as long-term liabilities.

During the three months ended March 31, 2015 and 2014, the Company repaid $2,000 ($478 principle and $1,520 accrued interest) and $3,000 of the Note, respectively.

In January 2015, an accredited investor group, EROP, filed and received approval by the courts for a 3(a)10 filing under which they acquired various debts, including the note due to the former shareholders of Xtreme Technologies, Inc. Under terms of the court order, they are able to convert the debts into common shares of the Company at a 40% discount to the market.

The original balance acquire was $525,000. As of March 31, 2015 the balance is $370,000.

On March 29, 2013, the Company entered into a two-year promissory note agreement for $500,000. On April 8, 2013, the Company received $200,000 and on May 1, 2013, the Company received $300,000. On September 27, 2013, the note agreement was amended to include an additional advance to the Company of $250,000.  Pursuant to the agreement, the loan is secured with a general security agreement, bears interest at 10% per annum, and $500,000 is due on March 30, 2015 and $250,000 is due on September 27, 2015. These notes are currently in technical default. To date, the lender has not declared a default, and continues to forebear on collection.

On March 11, 2014, the Company entered into an additional two-year promissory note agreement for an additional $100,000 from the same investor group, on the same terms as outlined above.

At March 31, 2015 and December 31, 2014, the Company has accrued interest of $141,125 and $119,875, respectively. The original note, and the amendment, each mature two years from date of issuance or amendment.

At March 31, 2015, the Company classified $850,000 of this note payable as current liability.

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

During the three months ended March 31, 2015 and 2014, the Company charged to operations $46,455 and $5,625 as amortization of deferred financing costs, respectively. As of March 31, 2015 and December 31, 2014, remaining balance in deferred financing cost of $40,253 and $63,375, respectively and is presented as part of other assets.

6.	Convertible debt

At March 31, 2015 and December 31, 2014 convertible notes and debentures consisted of the following:

	March 31, 2015	December 31, 2014
Convertible notes payable	$663,223	$604,472
Unamortized debt discount	(458,644)	(412,543)
Carrying amount	$204,579	$191,929
Less: current portion	(185,931)	(168,962)
Long-term convertible notes, net	$18,648	$22,968

Note issued on August 6, 2014, fully converted:

On August 6, 2014, the Company entered into a one-year convertible debenture for $82,500 with an accredited institutional investor. The debenture was convertible at the lesser of $0.10 per share, or 60% of the lowest trade price in the 25 trading days prior to conversion. The note was issued with an original issue discount of $7,500 which was charged to current period operations as interest expense during the year ended December 31, 2014.

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

The initial fair values of the embedded debt derivative of $190,451 was allocated as a debt discount up to the proceeds of the note ($82,500) with the remainder ($107,951) charged to operations as derivative liability adjustment in during the year ended December 31, 2014.

During the year ended December 31, 2014, the Company amortized $17,187 to current period operations as amortization of beneficial conversion feature.

During the three months ended March 31, 2015, the Company amortized the remaining $65,313 to the current period operations as amortization of beneficial conversion feature upon full conversion of the debenture.

At March 31, 2015, due to full conversion of the debenture, the Company adjusted the recorded fair value of the derivative liability to $0 resulting in non-cash, non-operating gain of $142,317 for the three months ended March 31, 2015.

Note issued on August 6, 2014, fully converted:

On August 6, 2014, the Company entered into a nine-month convertible debenture for $68,000 with an accredited institutional investor. The debenture is convertible at 58% of the average of the three lowest trading prices in the 10 trading days prior to conversion.

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

During the three months ended March 31, 2015, the Company amortized the remaining $30,222 to the current period operations as amortization of beneficial conversion feature upon full conversion of the debenture.

At March 31, 2015, due to full conversion of the debenture, the Company adjusted the recorded fair value of the derivative liability to $0 resulting in non-cash, non-operating gain of $90,253 for the three months ended March 31, 2015.

Note issued on August 11, 2014, fully converted:

On August 11, 2014, the Company entered into a five-month convertible debenture for $45,000 with an accredited institutional investor. The debenture is convertible at 50% of the lowest traded price in the 20 days prior to the conversion.

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

During the three months ended March 31, 2015, the Company amortized the remaining $7,500 to the current period operations as amortization of beneficial conversion feature upon full conversion of the debenture.

At March 31, 2015, due to full conversion of the debenture, the Company adjusted the recorded fair value of the derivative liability to $0 resulting in non-cash, non-operating gain of $58,401 for the three months ended March 31, 2015.

Note issued on September 4, 2014, fully converted:

On September 4, 2014, the Company entered into a nine-month convertible debenture for $42,500 with an accredited institutional investor. The debenture is convertible at 58% of the average of the three lowest trading prices in the 10 trading days prior to conversion.

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

During the three months ended March 31, 2015, the Company amortized the remaining $23,611 to the current period operations as amortization of beneficial conversion feature upon full conversion of the debenture.

At March 31, 2015, due to full conversion of the debenture, the Company adjusted the recorded fair value of the derivative liability to $0 resulting in non-cash, non-operating gain of $59,207 for the three months ended March 31, 2015.

Note issued on September 5, 2014:

On September 5, 2014, the Company entered into a one-year convertible debenture for $52,500 with an accredited institutional investor. The debenture is convertible at 53% of the lowest trading price in the 20 trading days prior to the conversion.

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

During the three months ended March 31, 2015, the Company amortized $13,125 to current period operations as amortization of beneficial conversion feature.

The fair value of the described embedded derivative of $91,477 at March 31, 2015 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	348%
Risk free rate:	0.07%

At March 31, 2015, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $1,300 for the three months ended March 31, 2015.

Note issued on September 11, 2014, fully converted:

On September 11, 2014, the Company entered into a nine-month convertible debenture for $56,250 with an accredited institutional investor. The debenture is convertible at 55% of the average of the two lowest trading price in the 25 trading days prior to conversion.

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

During the three months ended March 31, 2015, the Company amortized the remaining $31,250 to the current period operations as amortization of beneficial conversion feature upon full conversion of the debenture.

At March 31, 2015, due to full conversion of the debenture, the Company adjusted the recorded fair value of the derivative liability to $0 resulting in non-cash, non-operating gain of $84,645 for the three months ended March 31, 2015.

Note issued on October 24, 2014:

On October 24, 2014, the Company entered into a twelve-month convertible debenture for $55,000 with an accredited institutional investor. The debenture is convertible at 60% of the lowest closing price in the 20 trading days prior to conversion. The note was issued with an original issue discount of $5,000 which was recorded as part of deferred financing cost and amortized over the term of the note.

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

During the three months ended March 31, 2015, the Company amortized $13,750 to current period operations as amortization of beneficial conversion feature.

The fair value of the described embedded derivative of $87,894 at March 31, 2015 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	348%
Risk free rate:	0.07%

At March 31, 2015, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $2,679 for the three months ended March 31, 2015.

Note issued on October 27, 2014 – Long Term:

On October 27, 2014, the Company entered into a two-year convertible debenture for $33,000 with an accredited institutional investor. The debenture is convertible at lesser of (a) $0.15 or (b) 60% of the lowest trading price in the 25 trading days prior to conversion. The note was issued with an original issue discount of $3,000 which was recorded as part of deferred financing cost and amortized over the term of the note.

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

During the three months ended March 31, 2015, the Company amortized $4,125 to current period operations as amortization of beneficial conversion feature.

The fair value of the described embedded derivative of $59,837 at March 31, 2015 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	348%
Risk free rate:	0.44%

At March 31, 2015, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $2,090 for the three months ended March 31, 2015.

Note issued on October 29, 2014:

On October 29, 2014, the Company entered into a twelve-month convertible debenture for $55,000 with an accredited institutional investor. The debenture is convertible at lesser of (a) $0.10 or (b) 60% of the lowest trading price in the 25 trading days prior to conversion. The note was issued with an original issue discount of $5,000 which was recorded as part of deferred financing cost and amortized over the term of the note.

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

During the three months ended March 31, 2015, the Company amortized $13,750 to current period operations as amortization of beneficial conversion feature.

The fair value of the described embedded derivative of $88,277 at March 31, 2015 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	348%
Risk free rate:	0.07%

At March 31, 2015, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $2,786 for the three months ended March 31, 2015.

Note issued on November 12, 2014:

On November 12, 2014, the Company entered into a twelve-month convertible debenture for $75,000 and a 5-year warrant to purchase an aggregate of 1,587,302 shares with an accredited institutional investor. The debenture is convertible at 50% of the lowest trading price in the 20 trading days prior to conversion. The warrant is exercisable at $0.24 per share subject to adjustments.

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

Dividend yield:	0%
Volatility	261-275%
Risk free rate:	0.14%

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

During the three months ended March 31, 2015, the Company amortized $18,750 to current period operations as amortization of beneficial conversion feature.

The fair value of the described embedded derivative of $154,231 at March 31, 2015 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	348%
Risk free rate:	0.07-1.65%

At March 31, 2015, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $41,108 for the three months ended March 31, 2015.

Note issued on December 16, 2014:

On December 16, 2014, the Company entered into a two-year convertible debenture for $39,772 with an accredited institutional investor. The debenture is convertible at 60% of the lowest trading price in the 25 trading days prior to conversion.

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

During the three months ended March 31, 2015, the Company amortized $4,965 to current period operations as amortization of beneficial conversion feature.

The fair value of the described embedded derivative of $70,835 at March 31, 2015 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	348%
Risk free rate:	0.44%

At March 31, 2015, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $847 for the three months ended March 31, 2015.

Note issued on January 22, 2015:

On January 22, 2015, the Company entered into a twelve-month convertible debenture for $75,000 with an accredited institutional investor. The debenture is convertible at 55% of the lowest trading price in the 20 trading days prior to conversion.

The Company identified embedded derivatives related to the Convertible Promissory Notes entered into in January 2015.  These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $210,982 of the embedded derivative. The fair value of the embedded derivative was determined using the Black-Scholes Model based on the following assumptions:

Dividend yield:	0%
Volatility	335%
Risk free rate:	0.41%

The initial fair values of the embedded debt derivative of $210,982 was allocated as a debt discount up to the proceeds of the note ($75,000) with the remainder ($135,982) charged to operations as derivative liability adjustment during the three months ended March 31, 2015.

During the three months ended March 31, 2015, the Company amortized the $18,750 to the current period operations as amortization of beneficial conversion feature.

The fair value of the described embedded derivative of $136,858 at March 31, 2015 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	348%
Risk free rate:	0.07%

At March 31, 2015, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $74,124 for the three months ended March 31, 2015.

Note issued on January 29, 2015:

On January 29, 2015, the Company entered into a nine-month convertible debenture for $28,000 with an accredited institutional investor. The debenture is convertible at 58% of the average of the three lowest trading prices in the 10 trading days prior to conversion.

The Company identified embedded derivatives related to the Convertible Promissory Notes entered into in January 2015.  These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $46,247 of the embedded derivative. The fair value of the embedded derivative was determined using the Black-Scholes Model based on the following assumptions:

Dividend yield:	0%
Volatility	336%
Risk free rate:	0.11%

The initial fair values of the embedded debt derivative of $46,247 was allocated as a debt discount up to the proceeds of the note ($28,000) with the remainder ($18,247) charged to operations as derivative liability adjustment during the three months ended March 31, 2015.

During the three months ended March 31, 2015, the Company amortized the $9,333 to the current period operations as amortization of beneficial conversion feature.

The fair value of the described embedded derivative of $44,002 at March 31, 2015 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	348%
Risk free rate:	0.07%

At March 31, 2015, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $2,245 for the three months ended March 31, 2015.

Note issued on February 9, 2015:

On February 9, 2015, the Company entered into a twelve-month convertible debenture for $108,000 with an accredited institutional investor. The debenture is convertible at 60% of the lowest trading price in the 20 trading days prior to conversion.

The Company identified embedded derivatives related to the Convertible Promissory Notes entered into in February 2015.  These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $181,521 of the embedded derivative. The fair value of the embedded derivative was determined using the Black-Scholes Model based on the following assumptions:

Dividend yield:	0%
Volatility	336%
Risk free rate:	0.11%

The initial fair values of the embedded debt derivative of $181,521 was allocated as a debt discount up to the proceeds of the note ($108,000) with the remainder ($73,521) charged to operations as derivative liability adjustment during the three months ended March 31, 2015.

During the three months ended March 31, 2015, the Company amortized the $18,000 to the current period operations as amortization of beneficial conversion feature.

The fair value of the described embedded derivative of $185,211 at March 31, 2015 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	348%
Risk free rate:	0.13%

At March 31, 2015, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $3,690 for the three months ended March 31, 2015.

Note issued on February 10, 2015 – Long Term:

On February 10, 2015, the Company entered into a twenty-four-month convertible debenture for $22,000 with an accredited institutional investor. The debenture is convertible at 60% of the lowest trading price in the 25 trading days prior to conversion.

The Company identified embedded derivatives related to the Convertible Promissory Notes entered into in February 2015.  These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $41,170 of the embedded derivative. The fair value of the embedded derivative was determined using the Black-Scholes Model based on the following assumptions:

Dividend yield:	0%
Volatility	336%
Risk free rate:	0.11%

The initial fair values of the embedded debt derivative of $41,170 was allocated as a debt discount up to the proceeds of the note ($22,000) with the remainder ($19,170) charged to operations as derivative liability adjustment during the three months ended March 31, 2015.

During the three months ended March 31, 2015, the Company amortized the $1,833 to the current period operations as amortization of beneficial conversion feature.

The fair value of the described embedded derivative of $40,229 at March 31, 2015 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	348%
Risk free rate:	0.44%

At March 31, 2015, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $942 for the three months ended March 31, 2015.

Note issued on February 19, 2015:

On February 19, 2015, the Company entered into a twelve-month convertible debenture for $35,000 with an accredited institutional investor. The debenture is convertible at 50% of the lowest trading price in the 20 trading days prior to conversion.

The Company identified embedded derivatives related to the Convertible Promissory Notes entered into in February 2015.  These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $53,829 of the embedded derivative. The fair value of the embedded derivative was determined using the Black-Scholes Model based on the following assumptions:

Dividend yield:	0%
Volatility	336%
Risk free rate:	0.11%

The initial fair values of the embedded debt derivative of $53,829 was allocated as a debt discount up to the proceeds of the note ($35,000) with the remainder ($18,829) charged to operations as derivative liability adjustment during the three months ended March 31, 2015.

During the three months ended March 31, 2015, the Company amortized the $5,833 to the current period operations as amortization of beneficial conversion feature.

The fair value of the described embedded derivative of $72,651 at March 31, 2015 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	348%
Risk free rate:	0.13%

At March 31, 2015, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $18,822 for the three months ended March 31, 2015.

Note issued on February 25, 2015 – Long Term:

On February 25, 2015, the Company entered into a two-year convertible debenture for $33,333 with an accredited institutional investor. The debenture is convertible at the lower of (a) $0.10 per share; or (b) 60% of the lowest trading price in the 25 trading days prior to conversion.

The Company identified embedded derivatives related to the Convertible Promissory Notes entered into in February 2015.  These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $61,358 of the embedded derivative. The fair value of the embedded derivative was determined using the Black-Scholes Model based on the following assumptions:

Dividend yield:	0%
Volatility	340%
Risk free rate:	0.11%

The initial fair values of the embedded debt derivative of $61,358 was allocated as a debt discount up to the proceeds of the note ($33,333) with the remainder ($28,025) charged to operations as derivative liability adjustment during the three months ended March 31, 2015.

During the three months ended March 31, 2015, the Company amortized $2,778 to current period operations as amortization of beneficial conversion feature.

The fair value of the described embedded derivative of $61,005 at March 31, 2015 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	348%
Risk free rate:	0.44%

At March 31, 2015, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $354 for the three months ended March 31, 2015.

Note issued on March 13, 2015:

On March 5, 2015, the Company entered into a eight-month convertible debenture for $52,500 with an accredited institutional investor. The debenture is convertible at 53% of the lowest trading price in the 20 trading days prior to the conversion.

The Company identified embedded derivatives related to the Convertible Promissory Notes entered into in March 2015.  These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $73,432 of the embedded derivative. The fair value of the embedded derivative was determined using the Black-Scholes Model based on the following assumptions:

Dividend yield:	0%
Volatility	343%
Risk free rate:	0.11%

The initial fair values of the embedded debt derivative of $73,432 was allocated as a debt discount up to the proceeds of the note ($52,500) with the remainder ($20,932) charged to operations as derivative liability adjustment during the three months ended March 31, 2015.

During the three months ended March 31, 2015, the Company amortized $4,375 to current period operations as amortization of beneficial conversion feature.

The fair value of the described embedded derivative of $97,461 at March 31, 2015 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	348%
Risk free rate:	0.07%

At March 31, 2015, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $24,028 for the three months ended March 31, 2015.

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

Items recorded or measured at fair value on a recurring basis in the accompanying unaudited condensed consolidated financial statements consisted of the following items as of March 31, 2015:

		Fair Value Measurements at March 31, 2015 using:
	March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative Liabilities	$1,189,968	—	—	$1,189,968

The debt derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of March 31, 2015:

Derivative Liability
Balance, December 31, 2014	$1,018,782
Additions	668,537
Change in fair value of derivative liabilities	(497,351)
Balance, March 31, 2015	$1,189,968

8.	Related Party Transactions

During the three months ended March 31, 2015 and 2014, the Company received $22,967 and $0, respectively, in cash loans, and made cash payments on these amounts owing totaling $0 and $0 during the same periods.

As of March 31, 2015 and December 31, 2014, the Company owed $26,456 and $3,489, to its President. The amounts owing are unsecured, non-interest bearing and due on demand.

As of March 31, 2015 and December 31, 2014, the Company owes $150,000 and $120,000, respectively to Kaufman & Associates (holding more than 5% shares of the Company) in connection with a consulting agreement.

9.	Stockholders’ Deficit

Where applicable, all common share numbers have been restated to retroactively reflect, the 1:3 reverse split affected by the Company on January 8, 2014.

a) Authorized

Authorized capital stock consists of:

· 900,000,000 common shares with a par value of $0.001 per share; and

· 100,000,000 preferred shares with a par value of $0.001 per share;

o	The Company has designated 12,000,000 shares as Series A Convertible Preferred Series Stock. Each share of Series A Preferred Stock is convertible into fifty (50) shares of Common Stock.
o	The Company has designated 70,000,000 shares as Series B Convertible Preferred Series Stock. Each share of Series B Preferred Stock is convertible into one (1) share of Common Stock.
o	The Company has designated 10,000,000 shares as Series C Convertible Preferred Series Stock. Each share of Series C Preferred Stock is convertible into $1.00 of Common Shares at the market price on the date of conversion.

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

b) Share Issuances

On January 28, 2014, six stockholders exchanged a total of 65,210,834 common shares for 65,210,834 Series B Convertible Preferred Stock.

On January 12, 2015, the Company issued 3,600,000 common shares at an average price of $0.01926 per share to an accredited investor group in settlement of $69,336 of accounts and notes payable they had previously acquired from the various debt holders, and are being converting under a court approved settlement of a 3(a)10 filing.

In February 2015, the Company issued 6,500,000 common shares at a price of $0.01706 per share to an accredited investor group in settlement of $110,910 of accounts and notes payable they had previously acquired from the various debt holders, and are being converting under a court approved settlement of a 3(a)10 filing.

In February 2015, the Company issued 13,365,052 common shares at an average price of $0.01291 per share upon conversion by the holders of $166,970 of convertible debentures and $5,557 of accrued interest.

In March 2015, the Company issued 16,100,000 common shares at a price of $0.00426 per share to an accredited investor group in settlement of $68,508 of accounts and notes payable they had previously acquired from the various debt holders, and are being converting under a court approved settlement of a 3(a)10 filing.

In March 2015, the Company issued 24,373,736 common shares at an average price of $0.0108 per share upon conversion by the holders of $138,113 of convertible debentures and $4,013 of accrued interest.

As of March 31, 2015 and December 31, 2014, there were 137,984,394 and 74,045,606 shares of common stock issued and outstanding, respectively.

10.	Commitments and Contingencies

Litigation

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

Renard Wiggins et al. v. Alkame Holdings, Inc. et al., case number A-14-700799- C, Eighth Judicial District Court, Clark County, Nevada (the "Wiggins Lawsuit"). Renard Wiggins filed a Complaint on May 15, 2014, against the Company and Robert Eakle, asserting claims for breaches of contracts, tortious and contractual breaches of implied covenants of good faith and fair dealing, breaches of fiduciary duties, conversion, and unjust enrichment, and seeking damages in excess of $10,000, as well as declaratory and injunctive relief, in connection with purported stock and royalty agreements from or before June of 2012, between the plaintiff and Alkame Water, Inc.

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

The discovery period was extended to the end of December, with trial scheduled for the end of February 2016. The parties continue to be engaged in settlement discussions that may or may not prove fruitful. Absent an acceptable settlement, the Company intends to vigorously defend against the plaintiffs' claims. It is too early to evaluate with any certainty the likely outcome of the litigation initiated by the plaintiffs.

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

11.	Acquisition of Xtreme Technologies, Inc.

On January 13, 2015, the Company purchased one hundred percent (100%) of the shares of Xtreme Technologies, Inc. The aggregate purchase price was $2,050,000, paid as follows: (i) cash of $100,000; (ii) 1,425,000 restricted Preferred Series C stock shares valued at $1.00 per share, totaling $1,425,000; (iii) an unsecured promissory note of $525,000. This transaction was accounted for under the purchase method in accordance with ASC 805.

In connection with the Xtreme Technologies, Inc. acquisition, the Company identified and recognized intangible assets of $1,400,000 representing patents, trade names, and customer relationships. The assets were being amortized on a straight line basis over their estimated life of seven (7) years for the patents, and three (3) years for the trade names and customer relationships. This resulted in the sum of the future net cash flows discounted to its present day value. The valuation provided for the patents, trade name, and customer relationships was based on management’s estimated calculations and is subject to change. During the three months ended March 31, 2015 and 2014, the Company recognized amortization expense of $34,524 and $0, respectively. The Company will recognize amortization expense of $103,572 in the remainder of fiscal year ending 2015, $276,190 in the fiscal year ending 2016, $276,190 in the fiscal year ending 2017, $209,524 in the fiscal year ending 2018, and $142,857 each year in the fiscal years 2019 through 2024 and $71,429 in the fiscal year ending 2025. At March 31, 2015, the Intangible asset balance, net of accumulated amortization, is $1,365,476.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

ASSETS:
Current assets	$144,112
Property & equipment	91,431
Intangible assets	1,400,000
Goodwill	658,187
Total	$2,293,730

LIABILITIES:
Current liabilities	$243,730
Net purchase price	$2,050,000

Purchase Price Allocation

In accordance with ASC 805, Business Combinations, the Company recorded the assets acquired and liabilities assumed at their respective estimated fair values as of the acquisition date. The total estimated purchase prices were allocated to the assets acquired and liabilities assumed based on their estimated fair values. The fair value allocation is preliminary and is subject to change based on evaluations of the assets to be performed by the Company.

The following unaudited pro forma consolidated results of operations have been prepared, as if the acquisition had occurred as of January 1, 2014:

	Three months ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)
Revenue	$299,739	$312,439

Net loss from continuing operations	$(878,774)	$(292,524)

Net loss per share from continuing operations	$(0.01)	$(0.00)

Weighted average number of common stock shares – Basic and diluted	137,984,394	137,984,394

Series C Convertible Preferred Stock to be issued:

During the three months ended March 31, 2015, the Company committed to issue 1,425,000 shares of Series C Preferred stock valued at $1.00 per share as part of Stock Purchase Agreement entered into with Xtreme Technologies, Inc.

12.	Subsequent Events

We have evaluated subsequent events through the date of issuance of the unaudited condensed consolidated financial statements, and did not have any material recognizable subsequent events, other than the following:

In April 2015, the Company issued 6,000,000 common shares at a price of $0.0024 per share to an accredited investor group in settlement of $14,400 of accounts and notes payable they had previously acquired from the various debt holders, and are being converting under a court approved settlement of a 3(a)10 filing.

In May 2015, the Company issued 7,400,000 common shares at a price of $0.00402 per share to an accredited investor group in settlement of $29,748 of accounts and notes payable they had previously acquired from the various debt holders, and are being converting under a court approved settlement of a 3(a)10 filing.

In June 2015, the Company issued 10,118,865 common shares at a price of $0.00698 per share to an accredited investor group in settlement of $70,613 of accounts and notes payable they had previously acquired from the various debt holders, and are being converting under a court approved settlement of a 3(a)10 filing.

In August 2015, the Company borrowed $50,000 from an accredited investor group on a term loan. The note carries interest at 15% interest and requires repayment of a total of $74,500 through daily payments of $899.

In August 2015, the Company issued 8,000,000 common shares at a price of $0.00336 per share to an accredited investor group in settlement of $26,800 of accounts and notes payable they had previously acquired from the various debt holders, and an additional 7,000,000 common shares at a price of $0.003 per share to the same accredited investor group in settlement of $21,000 of accounts and notes payable they had previously acquired from the various debt holders, and are being converting under a court approved settlement of a 3(a)10 filing.

In September 2015, the Company issued 5,482,288 common shares at a price of $0.00198 per share to an accredited investor group in settlement of $10,855 of accounts and notes payable they had previously acquired from the various debt holders, and are being converting under a court approved settlement of a 3(a)10 filing.

In November 2015, the Company issued 9,000,000 common shares at a price of $0.00192 per share to an accredited investor group in settlement of $17,280 of accounts and notes payable they had previously acquired from the various debt holders, and are being converting under a court approved settlement of a 3(a)10 filing.

In July 2015, the Company terminated the employment agreements with Keith Fuqua and Timm Ott. Under the terms of the agreements, the Company will continue to make severance payments and provide health insurance through January 2016.

In November 2015, the Company designated a Series D Preferred Stock consisting of four million (4,000,000) shares, par value $0.001. The series is convertible into common stock of the Company at a conversion of ten (10) shares of common stock for every Series D Preferred Stock. In addition, holders of the series can vote in matters submitted for vote by the shareholders at the rate of twenty-five thousand (25,000) votes for each share held. Additional rights of the holders of the Series D Preferred Stock are defined in the relevant Certificate of Designation filed with the Nevada Secretary of State on November 25, 2015 and as Exhibit 3.1 to Form 8-K filed on November 30, 2015.

In November 2015, the Company, retroactively entered into an employment agreement with Robert Eakle our executive officer and director for the year ended December 31, 2015. Simultaneously, the Company retroactively entered into a consulting agreement with Kaufman & Associates, Inc. Under the terms of the agreements, each will receive annual compensation of $120,000 and receive 1,000,000 shares of our newly created Series D Preferred Stock. Additional information and details of the agreements can be found in the agreements filed as Exhibits 10.1 and 10.2 to Form 8-K filed on November 30, 2015.

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

On January 13, 2015, the Company completed the acquisition of Xtreme Technologies, Inc., an Idaho corporation.

Under the Agreement, Amendment, and Second Amendment, Xtreme became our wholly-owned subsidiary and we acquired the patents on the proprietary process that we believe is the most technologically advanced in water treatment systems for complete hydration. We assumed the operations of Xtreme and continue its business of distributing technologically enhanced bottled water.

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

Although these techniques do not directly translate into sales and distribution, the utilization of mass media provides our sales teams with the most essential marketing and sales tools and support needed to move product to distributors, as well as drive it through three main channels of on premise, off premise, and special events.

During 2014, we focused our efforts on sales through regional sales personnel and distributors. This approach has continued in the first quarter of 2015 with significant inroads to major markets through which the Company expects to see rapid sales growth of the water products.

In addition, we are exploring other uses of our water so that we can diversify our portfolio of products to include other specialty uses outside of the bottled water and health water markets.

Additional information about our water and its unique qualities can be found in our 10-K for the year ended December 31, 2014.

Results of Operations for the three months ended March 31, 2015 and 2014

Operating Revenues

In the three months ended March 31, 2015 and 2014, we generated $294,006 and $29,191in revenue, respectively, from the sales of our water products. The increase is due to two factors: (i) in the first quarter of 2014, the Company was just beginning its sales efforts, so Quarter 1 of 2015 is the first full quarter comparison; and (ii) we have additional sales from the acquisition of Xtreme Technologies, Inc. which occurred in the first quarter of 2015. We expect that over the coming months, our sales and marketing efforts will result in significantly increasing sales.

Cost of Goods Sold

In the three months ended March 31, 2015 and 2014, we incurred $224,653 and $31,885, respectively, as cost of goods sold. The increase is primarily due to the increase in revenue both by Alkame Water and the addition of Xtreme Technologies in Q1 of 2015. We expect that over the coming months, our cost of goods sold will increase as a result in significantly increasing sales.

Gross profit

For the three months ended March 31, 2015, our gross profit was $69,352 (24% of revenue) compared to gross loss of $2,694 (-9% of revenue) for the three months ended March 31, 2014. The increase in gross profit dollar amount and in gross profit percentage in 2015 from 2014, is a direct result of the acquisition of Xtreme Technologies. We are able to amortize the manufacturing and management overhead of the two companies over a larger sales base, and therefore generate a better gross margin.

Operating Expenses

Our operating expenses for the three month periods ended March 31, 2015 and 2014 are outlined in the table below:

	Three Months Ended
	March 31,
	2015	2014
Selling expenses	$271,752	$208,100
General and administrative	311,802	66,002
Depreciation and amortization	36,737	711
Total	$620,291	$274,813

Operating expenses for the three months ended March 31, 2015 and 2014 was $620,291 and $274,813 respectively. The increase in operating expense during the three months ended March 31, 2015 is attributed to an increase in general and administrative costs including professional fees for legal, accounting, and audit services required for SEC filing requirements, accrued wages, and other general and administrative costs incurred by the acquisition of Xtreme.

Other Income/(Expenses)

In addition to operating expenses, we incurred interest expenses of $43,452 and $19,303 during the three months ended March 31, 2015 and 2014, respectively. The increase in interest expense during the three months ended March 31, 2015 is primarily attributable to the increase in debt from financing activities over the last year.

We incurred amortization of deferred financing cost of $46,455 and $5,625 during the three months ended March 31, 2015 and 2014, respectively. The increase in amortization of deferred financing cost during the three months ended March 31, 2015 is primarily attributable to the increase in debt from financing activities over the last year.

Non-cash interest expense due to adjustments connected with derivative instrument adjustments related to convertible notes used to finance the Company include a gain of $182,646 as a result of the change in fair value of the Company’s derivative instruments and amortization of debt discount of $307,732 for the three-month period ended March 31, 2015 with no significant comparable amounts in the 2014 period.

Net Loss

We incurred a net loss of $758,158 and $302,435 for the three months ended March 31, 2015 and 2014, respectively.

Liquidity and Capital Resources

Working Capital

			Percentage
	March 31,	December 31,	Increase
	2015	2014	(Decrease)
Current Assets	$719,307	$585,483	22.9%
Current Liabilities	$5,174,388	$2,643,808	95.7%
Working Capital Deficit	$(4,455,081)	$(2,058,325)	116.4%

At March 31, 2015, our cash balance was $141,552 compared to $172,730 at December 31, 2014. The decrease in cash is attributed to proceeds of $22,967 in notes payable to an officer, $353,833 from the issuance of convertible notes payable all of which were used to pay operating expenses, purchases of inventory, and final payment on our previously announced acquisition with the remaining amounts unspent.

At March 31, 2015, we had total current liabilities of $5,174,388 compared with total current liabilities of $2,643,808 at December 31, 2014. The increase in total liabilities is attributed to increases in derivative liability of $171,186 on convertible notes, Series C convertible preferred stock to be issued of $1,425,000 and accounts payable and accrued liabilities of $393,447 due to timing differences between the payment terms of various operating expenditures. We also received proceeds of $22,967 in notes payable to an officer, and $353,833 received from the issuance of convertible debt during the three-month period, and made repayments of principle and interest of $2,000 in notes and accrued interest.

At March 31, 2015, we had a working capital deficit of $4,455,081 compared with a working capital deficit of $2,058,325 at December 31, 2014. The increase in working capital deficit is attributed to the consumption of various prepaid services paid for by the issuance of restricted stock, losses incurred in ramping up our production and inventory, the recording of an additional $182,646 in derivative liabilities, recording of Series C convertible preferred stock to be issued of $1,425,000 and an increase in accrued expenses.

Cash Flows

	For The Three Months Ended		Percentage
	March 31,	March 31,	Increase
	2015	2014	(Decrease)
Cash Used in Operating Activities	$(316,245)	$(107,513)	194.1%
Cash Used in Investing Activities	$(68,470)	$(7,168)	855.2%
Cash Provided by Financing Activities	$353,537	$87,000	306.4%
Net Decrease in Cash	$(31,178)	$(27,681)	12.6%

Cash flow from Operating Activities

During the three months ended March 31, 2015, we used $316,245 of cash in operating activities compared to the use of $107,513 of cash for operating activities during the period ended March 31, 2014. The increase in the use of cash for operating activities was mainly attributed to our net loss of $758,158, offset mainly by depreciation and amortization of $42,059, amortization of deferred financing cost of $46,455, $41,186 for non-cash interest expense accrued on notes payable, and $75,000 for prepaid assets amortized during the period, an adjustment of amortization of debt discount of $307,732 and an increase of $231,162 in accounts payable and accrued expenses offset by gain on change in fair value of derivative liability of $182,646 and an increase in accounts receivable of $74,500, accounts receivable others by $28,596, and an increase in inventory of $10,582.

Cash flow from Investing Activities

During the three months ended March 31, 2015, we used $68,470 in investing activities. We used $36,657 for the purchase of certain upgrades to our manufacturing equipment utilized by the bottling manufacturer in producing our product, paid $45,100 to Xtreme Technologies, Inc. as part of Stock Purchase Agreement offset by a cash acquired from Xtreme of $13,287.

Cash flow from Financing Activities

During the three months ended March 31, 2015 and 2014, we received net proceeds of $353,537 and $87,000, respectively from financing activities. The increase in proceeds from financing activities is mainly attributed to $353,833 from the issuance of convertible debentures which are unsecured, bear interest at between 8% and 15% per annum, and additional loans from an officer in the amount of $22,967, less repayments for an outstanding note payable and the accrued interest thereon.

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

Our significant accounting policies are more fully described in Note 4 to our unaudited condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

Our significant accounting policies are more fully described in Note 4 to our unaudited condensed consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2015 and December 31, 2014.

Inflation

We do not believe that inflation has had a material effect on our Company’s results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2015. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2015, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Renard Wiggins et al. v. Alkame Holdings, Inc. et al., case number A-14-700799- C, Eighth Judicial District Court, Clark County, Nevada (the "Wiggins Lawsuit"). Renard Wiggins filed a Complaint on May 15, 2014, against the Company and Robert Eakle, asserting claims for breaches of contracts, tortious and contractual breaches of implied covenants of good faith and fair dealing, breaches of fiduciary duties, conversion, and unjust enrichment, and seeking damages in excess of $10,000, as well as declaratory and injunctive relief, in connection with purported stock and royalty agreements from or before June of 2012, between the plaintiff and Alkame Water, Inc.

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

The discovery period was extended to the end of December, with trial scheduled for the end of February 2016. The parties continue to be engaged in settlement discussions that may or may not prove fruitful. Absent an acceptable settlement, the Company intends to vigorously defend against the plaintiffs' claims. It is too early to evaluate with any certainty the likely outcome of the litigation initiated by the plaintiffs.

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

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 28, 2014, six stockholders exchanged a total of 65,210,834 common shares for 65,210,834 Series B Convertible Preferred Stock.

On January 28, 2014, six stockholders exchanged a total of 65,210,834 common shares for 65,210,834 Series B Convertible Preferred Stock.

On January 12, 2015, the Company issued 3,600,000 common shares at an average price of $0.01926 per share to an accredited investor group in settlement of $69,336 of accounts and notes payable they had previously acquired from the various debt holders, and are being converting under a court approved settlement of a 3(a)10 filing.

In February 2015, the Company issued 6,500,000 common shares at a price of $0.01706 per share to an accredited investor group in settlement of $110,910 of accounts and notes payable they had previously acquired from the various debt holders, and are being converting under a court approved settlement of a 3(a)10 filing.

In February 2015, the Company issued 13,365,052 common shares at an average price of $0.01291 per share upon conversion by the holders of $166,970 of convertible debentures and $5,557 of accrued interest.

In March 2015, the Company issued 16,100,000 common shares at a price of $0.00426 per share to an accredited investor group in settlement of $68,508 of accounts and notes payable they had previously acquired from the various debt holders, and are being converting under a court approved settlement of a 3(a)10 filing.

In March 2015, the Company issued 24,373,736 common shares at an average price of $0.0108 per share upon conversion by the holders of $138,113 of convertible debentures and $4,013 of accrued interest.

As of March 31, 2015 and December 31, 2014, there were 137,984,394 and 74,045,606 shares of common stock issued and outstanding, respectively.

Series C Convertible Preferred Stock to be issued:

During the three months ended March 31, 2015, the Company committed to issue 1,425,000 shares of Series C Preferred stock valued at $1.00 per share as part of Stock Purchase Agreement entered into with Xtreme Technologies, Inc.

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

ALKAME HOLDINGS, INC.

By:

/s/ Robert Eakle
Robert Eakle
Chief Executive Officer, President, and Director
(Principal Executive Officer and Principal Accounting Officer) )
Date:	December 15, 2015

