Form 10-Q
period 2015-06-30
ALKAME HOLDINGS, INC.
filed 2016-01-08
CIK 1522165

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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
Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 198,485,547 as January 6, 2016.

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

Our unaudited condensed consolidated financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2015, are not necessarily indicative of the results that can be expected for the full year.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our”, “our company” and “Alkame” mean Alkame Holdings, Inc., unless otherwise stated.

ALKAME HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets:
Cash	$1,782	$172,730
Accounts receivable (net of reserve for bad debts of $25,000 and $23,000, respectively)	205,260	82,510
Pre-Acquisition loans to Xtreme due from former shareholders	18,022	—
Accounts receivable other	23,957	—
Prepaid expenses - current	86,000	260,000
Inventory	154,681	70,243
Total current assets	489,702	585,483

Fixed and intangible assets:
Manufacturing equipment, net	135,493	11,149
Software	13,496	17,995
Intangible assets, net	1,334,036	4,509
Goodwill	658,187	—
Total fixed and intangible assets, net	2,141,212	33,653

Other assets:
Deferred finance costs	23,340	63,375
Investments	25,630	68,400
Total other assets	48,970	131,775
Total assets	$2,679,884	$750,911

LIABILITIES AND STOCKHOLDERS DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$598,269	$544,530
Accrued interest	200,628	146,046
Accrued compensation	420,000	—
Loans from officer	26,456	3,489
Notes payable	889,735	762,000
Note due Xtreme Shareholders	284,000	—
Convertible debentures (net of debt discount of $208,397 and $280,288, respectively)	327,604	168,961
Derivative instrument liability	1,220,600	1,018,782
Series C Convertible Preferred Stock to be issued	1,425,000	—
Total current liabilities	5,392,292	2,643,808

Long-term liabilities:
Notes payable - long term	—	131,490
Convertible debt - long term (net of debt discount of $91,192 and $132,254), respectively	36,030	22,968
Total long-term liabilities	36,030	154,458
Total liabilities	5,428,322	2,798,266

Commitment and contingencies	—	—

Stockholders' deficit
Preferred stock - $0.001 par value, authorized - 20,000,000 shares;
Series A Convertible Preferred stock - $0.001 par value, 12,000,000 shares designated; issued and outstanding - 12,000,000 and 12,000,000 shares, respectively	12,000	12,000
Series B Preferred stock - $0.001 par value, 70,000,000 shares designated; issued and outstanding 65,398,334 and 65,398,334 shares, respectively	65,398	65,398
Common stock - $0.001 par value, authorized - 900,000,000 shares; issued and outstanding - 161,503,259 and 74,045,606 shares, respectively	161,504	74,046
Common stock to be issued	13,500	13,500
Additional paid-in capital	6,849,761	6,259,050
Accumulated deficit	(9,850,601)	(8,471,350)
Total stockholders' deficit	(2,748,438)	(2,047,355)
Total liabilities and stockholders' deficit	$2,679,884	$750,911

See accompanying notes to the unaudited condensed consolidated financial statements

 ALKAME HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 3015	June 30, 2014

Revenues	$307,245	$69,820	$601,251	$99,011

Cost of goods sold	235,250	63,737	459,903	95,623

Gross profit	71,995	6,083	141,348	3,388

Operating expenses:
Selling expenses	171,534	191,765	443,286	399,865
General and administrative	228,746	84,768	540,548	150,770
Depreciation and amortization	47,197	711	83,934	1,422
Total operating expenses	447,477	277,244	1,067,768	552,057

Loss from operations	(375,481)	(271,161)	(926,419)	(548,669)

Other Income / (Expenses):
Amortization of deferred financing costs	(16,914)	(10,625)	(63,369)	(16,250)
Interest expense	(31,970)	(21,250)	(75,422)	(40,553)
Amortization of beneficial conversion feature	(159,055)	—	(466,787)	—
(Loss) gain on change in fair value of derivative liability	(30,631)	—	152,015	—
(Gain) loss on settlement of debt	(7,043)	—	731	—
Total other expenses	(245,613)	(31,875)	(452,832)	(56,803)

Net loss applicable to common stock holders	$(621,094)	$(303,036)	$(1,379,251)	$(605,472)

Per share data
Net Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding- basic and diluted	149,919,869	69,878,939	121,014,696	79,606,503

See accompanying notes to the unaudited condensed consolidated financial statements

ALKAME HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
	June 30, 2015	June 30, 2014

Cash flows from operating activities:
Net loss	$(1,379,251)	$(605,472)
Adjustments to reconcile net loss to net cash
used in operating activities:
Bad debts	2,000	—
Depreciation and amortization	85,454	1,601
Amortization of beneficial conversion feature	466,787	—
Gain on change in fair value of derivative liability	(152,014)	—
Amortization of prepaid assets	174,000	309,500
Amortization of deferred financing costs	63,369	16,250
Changes in operating asset and liability account balances:
Accounts receivable	(69,453)	(77,215)
Accounts receivable - other	(23,611)	—
Pre-acquisition loans to Xtreme due from former shareholders	(18,022)	—
Deposits	—	1,156
Inventory	(9,258)	15,617
Prepaid expenses	—	(10,000)
Accrued interest	73,602	40,556
Accounts payable and accrued expenses	352,525	144,443
Total adjustments	945,379	441,908

Net cash used in operating activities	(433,873)	(163,564)

Cash flows from investing activities
Payment of purchase consideration to Xtreme Technologies, Inc.	(45,100)	—
Cash acquired from Xtreme Technologies, Inc.	13,287	—
Funds spent on potential Joint Venture	(12,130)	—
Purchase of equipment	(43,395)	(7,168)
Net cash used in investing activities	(87,338)	(7,168)

Cash flows from financing activities:
Proceeds from officer loans	22,967	—
Payment of financing costs	(22,783)	(10,000)
Proceeds from notes payable	353,833	100,000
Payments of notes payable	(3,754)	(5,000)
Net cash provided by financing activities	350,263	85,000

Net decrease in cash	(170,948)	(85,732)

Cash at beginning of period	172,730	128,258

Cash at end of period	$1,782	$42,526

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$2,246	$—
Cash paid for income taxes	$—	$—

Supplemental Schedules of Noncash Investing and Financing Activities:
Conversion of notes payable and accrued interest into common stock	$314,653	$—
Common stock issued to settle accounts payable	$363,515	$—
Payment made by EROP to noteholders on Company's behalf	$241,000	$—
Assets taken over and liabilities assumed from Xtreme Technologies, Inc.	$2,050,000	$—
Conversion of common shares in Series B convertible preferred stock	$—	$65,211
Beneficial conversion feature on convertible debt	$353,832	$—

See accompanying notes to the unaudited condensed consolidated financial statements

Alkame Holding, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the six months ended June 30, 2015 and 2014

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
7

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

These accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. For the six months ended June 30, 2015, the Company recognized $601,251 in revenue, and as of June 30, 2015 had an accumulated deficit of $9,850,601. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. However, there can be no assurance that these arrangements will be sufficient to fund its ongoing capital expenditures, working capital, and other cash requirements. The outcome of these matters cannot be predicted at this time. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These accompanying unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	Basis of Presentation

These unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for any interim period or an entire year. The Company applies the same accounting policies and methods in its interim financial statements as those in the most recent audited annual financial statements. The financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the year ended December 31, 2014 included in the Company’s filing on Form 10-K.

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

b) Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Alkame Water, Inc. and Xtreme Technologies, Inc. All significant inter-company transactions are eliminated.

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

At June 30, 2015 and December 31, 2014, the Company had an allowance for bad debts in the amount of $25,000 and $23,000 respectively.

f) Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Such securities, shown below, presented on a common share equivalent basis and outstanding as of June 30, 2015 and 2014 have been excluded from the per share computations:

	As of
	June 30, 2015	June 30, 2014
Series A Convertible Preferred Stock	600,000,000	600,000,000
Series B Convertible Preferred Stock	65,398,334	65,210,834
Series C Convertible Preferred Stock	356,250,000	-
Convertible notes payable	117,373,399	-
Warrants	1,587,302	-
EROP conversion of debt	133,002,991	-

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

Notes Payable to Stockholders:

The Company owed $39,736 and $43,490 at June 30, 2015 and December 31, 2014 respectively to a stockholder.

During the year ended December 31, 2013, the Company had $63,000 in expenses paid on its behalf by this shareholder which was recorded as a Note. On August 1, 2013, the Company and note holder amended the Note by mutual agreement increasing the principal amount by an additional $10,000 for other services rendered by the former director.  The Note is unsecured, and begin accruing interest August 1, 2014 at 5% per annum on the unpaid principal thereafter.  Based on a repayment agreement that calls for monthly payments of $1,000 per month.

During the six months ended June 30, 2015 and 2014, the Company repaid $6,000 ($3,754 principle and $2,246 accrued interest) and $5,000 of the Note, respectively.

Notes Payable to Xtreme Shareholders:

In January 2015, an accredited investor group, EROP, filed and received approval by the courts for a 3(a)10 filing under which they acquired various debts, including the note due to the former shareholders of Xtreme Technologies, Inc. Under terms of the court order, they are able to convert the debts into common shares of the Company at a 40% discount to the market.

The original balance acquire was $525,000. As of June 30, 2015 the balance is $284,000.

Notes Payable, others:

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

At June 30, 2015 and December 31, 2014, the Company has accrued interest of $162,375 and $119,875, respectively. The original note, and the amendment, each mature two years from date of issuance or amendment.

At June 30, 2015, the Company classified $850,000 of this note payable as current liability.

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

During the six months ended June 30, 2015 and 2014, the Company charged to operations $63,369 and $16,250 as amortization of deferred financing costs, respectively. As of June 30, 2015 and December 31, 2014, remaining balance in deferred financing cost of $23,340 and $63,375, respectively and is presented as part of other assets.

6.	Convertible debt

At June 30, 2015 and December 31, 2014 convertible notes and debentures consisted of the following:

	June 30, 2015	December 31, 2014
Convertible notes payable	$663,222	$604,472
Unamortized debt discount	(299,589)	(412,543)
Carrying amount	$363,633	$191,929
Less: current portion	(327,603)	(168,962)
Long-term convertible notes, net	$36,030	$22,968

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

During the six months ended June 30, 2015, the Company amortized the remaining $65,313 to the current period operations as amortization of beneficial conversion feature upon full conversion of the debenture.

At June 30, 2015, due to full conversion of the debenture, the Company adjusted the recorded fair value of the derivative liability to $0 resulting in non-cash, non-operating gain of $142,317 for the six months ended June 30, 2015.

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

During the six months ended June 30, 2015, the Company amortized the remaining $30,222 to the current period operations as amortization of beneficial conversion feature upon full conversion of the debenture.

At June 30, 2015, due to full conversion of the debenture, the Company adjusted the recorded fair value of the derivative liability to $0 resulting in non-cash, non-operating gain of $90,253 for the six months ended June 30, 2015.

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

During the six months ended June 30, 2015, the Company amortized the remaining $7,500 to the current period operations as amortization of beneficial conversion feature upon full conversion of the debenture.

At June 30, 2015, due to full conversion of the debenture, the Company adjusted the recorded fair value of the derivative liability to $0 resulting in non-cash, non-operating gain of $58,401 for the six months ended June 30, 2015.

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

During the six months ended June 30, 2015, the Company amortized the remaining $23,611 to the current period operations as amortization of beneficial conversion feature upon full conversion of the debenture.

At June 30, 2015, due to full conversion of the debenture, the Company adjusted the recorded fair value of the derivative liability to $0 resulting in non-cash, non-operating gain of $59,207 for the six months ended June 30, 2015.

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

During the six months ended June 30, 2015, the Company amortized $26,250 to current period operations as amortization of beneficial conversion feature.

The fair value of the described embedded derivative of $85,715 at June 30, 2015 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	355%
Risk free rate:	0.01%

At June 30, 2015, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $4,462 for the six months ended June 30, 2015.

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

During the six months ended June 30, 2015, the Company amortized the remaining $31,250 to the current period operations as amortization of beneficial conversion feature upon full conversion of the debenture.

At June 30, 2015, due to full conversion of the debenture, the Company adjusted the recorded fair value of the derivative liability to $0 resulting in non-cash, non-operating gain of $84,645 for the six months ended June 30, 2015.

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

During the six months ended June 30, 2015, the Company amortized $27,500 to current period operations as amortization of beneficial conversion feature.

The fair value of the described embedded derivative of $86,120 at June 30, 2015 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	355%
Risk free rate:	0.01%

At June 30, 2015, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $905 for six months ended June 30, 2015.

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

During the six months ended June 30, 2015, the Company amortized $8,250 to current period operations as amortization of beneficial conversion feature.

The fair value of the described embedded derivative of $64,126 at June 30, 2015 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	355%
Risk free rate:	0.28%

At June 30, 2015, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $6,379 for the six months ended June 30, 2015.

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

During the six months ended June 30, 2015, the Company amortized $27,500 to current period operations as amortization of beneficial conversion feature.

The fair value of the described embedded derivative of $86,869 at June 30, 2015 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	355%
Risk free rate:	0.01%

At June 30, 2015, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $1,378 for the six months ended June 30, 2015.

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

During the six months ended June 30, 2015, the Company amortized $37,500 to current period operations as amortization of beneficial conversion feature.

The fair value of the described embedded derivative of $167,723 at June 30, 2015 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	355%
Risk free rate:	0.07-1.65%

At June 30, 2015, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $27,616 for the six months ended June 30, 2015.

Note issued on December 16, 2014 – Long Term:

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

During the six months ended June 30, 2015, the Company amortized $9,930 to current period operations as amortization of beneficial conversion feature.

The fair value of the described embedded derivative of $76,063 at June 30, 2015 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	355%
Risk free rate:	0.28%

At June 30, 2015, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $6,075 for the six months ended June 30, 2015.

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

The initial fair values of the embedded debt derivative of $210,982 was allocated as a debt discount up to the proceeds of the note ($75,000) with the remainder ($135,982) charged to operations as derivative liability adjustment during the six months ended June 30, 2015.

During the six months ended June 30, 2015, the Company amortized the $37,500 to the current period operations as amortization of beneficial conversion feature.

The fair value of the described embedded derivative of $139,546 at June 30, 2015 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	355%
Risk free rate:	0.11%

At June 30, 2015, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $71,436 for the six months ended June 30, 2015.

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

The initial fair values of the embedded debt derivative of $46,247 was allocated as a debt discount up to the proceeds of the note ($28,000) with the remainder ($18,247) charged to operations as derivative liability adjustment during the six months ended June 30, 2015.

During the six months ended June 30, 2015, the Company amortized the $18,666 to the current period operations as amortization of beneficial conversion feature.

The fair value of the described embedded derivative of $39,595 at June 30, 2015 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	355%
Risk free rate:	0.01%

At June 30, 2015, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $6,652 for the six months ended June 30, 2015.

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

The initial fair values of the embedded debt derivative of $181,521 was allocated as a debt discount up to the proceeds of the note ($108,000) with the remainder ($73,521) charged to operations as derivative liability adjustment during the six months ended June 30, 2015.

During the six months ended June 30, 2015, the Company amortized the $45,000 to the current period operations as amortization of beneficial conversion feature.

The fair value of the described embedded derivative of $192,372 at June 30, 2015 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	355%
Risk free rate:	0.11%

At June 30, 2015, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $10,851 for the six months ended June 30, 2015.

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

The initial fair values of the embedded debt derivative of $41,170 was allocated as a debt discount up to the proceeds of the note ($22,000) with the remainder ($19,170) charged to operations as derivative liability adjustment during the six months ended June 30, 2015.

During the six months ended June 30, 2015, the Company amortized the $5,958 to the current period operations as amortization of beneficial conversion feature.

The fair value of the described embedded derivative of $43,269 at June 30, 2015 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	355%
Risk free rate:	0.64%

At June 30, 2015, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $2,099 for the six months ended June 30, 2015.

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

The initial fair values of the embedded debt derivative of $53,829 was allocated as a debt discount up to the proceeds of the note ($35,000) with the remainder ($18,829) charged to operations as derivative liability adjustment during the six months ended June 30, 2015.

During the six months ended June 30, 2015, the Company amortized the $14,583 to the current period operations as amortization of beneficial conversion feature.

The fair value of the described embedded derivative of $75,845 at June 30, 2015 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	355%
Risk free rate:	0.11%

At June 30, 2015, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $22,016 for the six months ended June 30, 2015.

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

The initial fair values of the embedded debt derivative of $61,358 was allocated as a debt discount up to the proceeds of the note ($33,333) with the remainder ($28,025) charged to operations as derivative liability adjustment during the six months ended June 30, 2015.

During the six months ended June 30, 2015, the Company amortized $6,945 to current period operations as amortization of beneficial conversion feature.

The fair value of the described embedded derivative of $65,638 at June 30, 2015 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	355%
Risk free rate:	0.64%

At June 30, 2015, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $4,280 for the six months ended June 30, 2015.

Note issued on March 13, 2015:

On March 5, 2015, the Company entered into an eight-month convertible debenture for $52,500 with an accredited institutional investor. The debenture is convertible at 53% of the lowest trading price in the 20 trading days prior to the conversion.

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

The initial fair values of the embedded debt derivative of $73,432 was allocated as a debt discount up to the proceeds of the note ($52,500) with the remainder ($20,932) charged to operations as derivative liability adjustment during the six months ended June 30, 2015.

During the six months ended June 30, 2015, the Company amortized $17,500 to current period operations as amortization of beneficial conversion feature.

The fair value of the described embedded derivative of $97,718 at June 30, 2015 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	355%
Risk free rate:	0.01%

At June 30, 2015, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $24,286 for the six months ended June 30, 2015.

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

Items recorded or measured at fair value on a recurring basis in the accompanying unaudited condensed consolidated financial statements consisted of the following items as of June 30, 2015:

		Fair Value Measurements at June 30, 2015 using:
	June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative Liabilities	$1,220,600	—	—	$1,220,600

The debt derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of June 30, 2015:

Derivative Liability
Balance, December 31, 2014	$1,018,782
Additions	668,537
Change in fair value of derivative liabilities	(466,719)
Balance, June 30, 2015	$1,220,600

8.	Related Party Transactions

During the six months ended June 30, 2015 and 2014, the Company received $22,967 and $0, respectively, in cash loans, and made cash payments on these amounts owing totaling $0 and $0 during the same periods.

As of June 30, 2015 and December 31, 2014, the Company owed $26,456 and $3,489, to its President. The amounts owing are unsecured, non-interest bearing and due on demand.

As of June 30, 2015 and December 31, 2014, the Company owes $180,000 and $120,000, respectively to Kaufman & Associates (holding more than 5% shares of the Company) in connection with a consulting agreement.

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

In May 2015, the Company issued 7,400,000 common shares at a price of $0.0042 per share to an accredited investor group in settlement of $29,748 of accounts and notes payable they had previously acquired from the various debt holders, and are being converting under a court approved settlement of a 3(a)10 filing.

In June 2015, the Company issued 10,118,865 common shares at a price of $0.00698 per share to an accredited investor group in settlement of $70,613 of accounts and notes payable they had previously acquired from the various debt holders, and are being converting under a court approved settlement of a 3(a)10 filing.

As of June 30, 2015 and December 31, 2014, there were 161,503,259 and 74,045,606 shares of common stock issued and outstanding, respectively.

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

In connection with the Xtreme Technologies, Inc. acquisition, the Company identified and recognized intangible assets of $1,400,000 representing patents, trade names, and customer relationships. The assets were being amortized on a straight line basis over their estimated life of seven (7) years for the patents, and three (3) years for the trade names and customer relationships. This resulted in the sum of the future net cash flows discounted to its present day value. The valuation provided for the patents, trade name, and customer relationships was based on management’s calculations. During the six months ended June 30, 2015 and 2014, the Company recognized amortization expense of $69,048 and $0, respectively. The Company will recognize amortization expense of $69,048 in the remainder of fiscal year ending 2015, $276,190 in the fiscal year ending 2016, $276,190 in the fiscal year ending 2017, $209,524 in the fiscal year ending 2018, and $142,857 each year in the fiscal years 2019 through 2024 and $71,429 in the fiscal year ending 2025. At June 30, 2015, the Intangible asset balance, net of accumulated amortization, is $1,330,952.

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

The following unaudited pro forma consolidated results of operations have been prepared, as if the acquisition had occurred as of January 1, 2014:

	Six months ended June 30,
	2015	2014
	(Unaudited)	(Unaudited)
Revenue	$606,984	$656,553

Net loss from continuing operations	$(1,479,307)	$(581,855)

Net loss per share from continuing operations	$(0.01)	$(0.00)

Weighted average number of common stock shares – Basic and diluted	161,503,259	137,984,394

Series C Convertible Preferred Stock to be issued:

During the six months ended June 30, 2015, the Company committed to issue 1,425,000 shares of Series C Preferred stock valued at $1.00 per share as part of Stock Purchase Agreement entered into with Xtreme Technologies, Inc.

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

In December 2015, the Company issued 7,500,000 common shares at a price of $0.0024 per share to an accredited investor group in settlement of $18,000 of accounts and notes payable they had previously acquired from the various debt holders, and are being converting under a court approved settlement of a 3(a)10 filing.

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

Results of Operations for the three and six months ended June 30, 2015 and 2014.

Operating Revenues

In the three and six month periods ended June 30, 2015 we generated $307,245 and $601,251, respectively, in revenue, versus $69,820 and $99,011 for the three and six month periods ended June 30, 2014, from the sales of our water products. The increase is due to two factors: (i) in the first quarter of 2014, the Company was just beginning its sales efforts, so Quarter 1 of 2015 is the first full quarter comparison; and (ii) we have additional sales from the acquisition of Xtreme Technologies, Inc. which occurred in the first quarter of 2015 (see Footnote 11). We expect that over the coming months, our sales and marketing efforts will result in significantly increasing sales.

Cost of Goods Sold

In the three and six month periods ended June 30, 2015, we incurred $235,250 and $459,903, respectively, as cost of goods sold versus $63,737 and $95,623 for the respective periods ended June 30, 2014. The increase is primarily due to the increase in revenue generated by Alkame Water and the addition of Xtreme Technologies in Q1 of 2015. We expect that over the coming months, our cost of goods sold will increase as a result of significantly increasing sales.

Gross profit

For the three and six months ended June 30, 2015, our gross profit was $71,995 (23% of revenue) and $141,348 (24% of revenue) compared to gross profits of $6,083 (9% of revenue) and $3,388 (3% of revenue) for the three and six month periods ended June 30, 2014. The increase in gross profit dollar amount and in gross profit percentage in 2015 from 2014, is a direct result of the acquisition of Xtreme Technologies. We are able to amortize the manufacturing and management overhead of the two companies over a larger sales base, and therefore generate a better gross margin.

Operating Expenses

Our operating expenses for the three and six month periods ended June 30, 2015 and 2014 are outlined in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2015
Selling expenses	$171,534	$191,765	$443,286	$399,865
General and administrative	228,746	84,768	540,548	150,770
Depreciation and amortization	47,197	711	83,934	1,422
Total	$447,477	$277,244	$1,067,768	$552,057

Operating expenses for the three and six months ended June 30, 2015 was $447,477 and $1,067,768 respectively, versus $277,244 and $3,388 for the three and six months ended 2014 respectively. The increase in operating expense during the three and six months ended June 30, 2015 versus 2014 is attributed to an increase in general and administrative costs including professional fees for legal, accounting, and audit services required for SEC filing requirements, accrued wages, and other general and administrative costs incurred by the acquisition of Xtreme.

Other Income/(Expenses)

In addition to operating expenses, we incurred interest expenses of $31,970 and $75,422 during the three and six months ended June 30, 2015 respectively, versus $21,250 and $40,553 for the three and six month periods ended June 30, 2014, respectively. The increase in interest expense during the periods ended June 30, 2015 is primarily attributable to the increase in debt from financing activities over the last year.

We incurred amortization of deferred financing cost of $16,914 and $63,369 during the three and six months ended June 30, 2015 respectively, versus $10,625 and $16,250 for the three and six month periods end June 30, 2014, respectively. The increase in amortization of deferred financing cost during the periods ended June 30, 2015 is primarily attributable to the increase in debt from financing activities over the last year.

Non-cash interest expense due to adjustments connected with derivative instrument adjustments related to convertible notes used to finance the Company include a loss of $30,631 and a gain of $152,015 for the three and six months ended June 30, 2015 as a result of the change in fair value of the Company’s derivative instruments and amortization of debt discount of $159,055 and $466,787 for the three and six month periods ended June 30, 2015 with no comparable amounts in the 2014 periods.

Net Loss

We incurred a net loss of $621,094 and $1,379,251 for the three and six months ended June 30, 2015 respectively versus $303,036 and $605,472 for the three and six months ended June 30, 2014, respectively.

Liquidity and Capital Resources

Working Capital

			Percentage
	June 30,	December 31,	Increase
	2015	2014	(Decrease)
Current Assets	$489,702	$585,483	(16.4%)
Current Liabilities	$5,392,292	$2,643,808	104.0%
Working Capital Deficit	$(4,902,590)	$(2,058,325)	138.2%

At June 30, 2015, our cash balance was $1,782 compared to $172,730 at December 31, 2014. The decrease in cash is attributed to proceeds of $22,967 in notes payable to an officer, $353,833 from the issuance of convertible notes payable all of which were used to pay operating expenses, purchases of inventory, equipment upgrades, and final payment on our previously announced acquisition with the remaining amounts unspent.

At June 30, 2015, we had total current liabilities of $5,392,292 compared with total current liabilities of $2,643,808 at December 31, 2014. The increase in total liabilities is attributed to increases in derivative liability of $201,818 on convertible notes, Series C convertible preferred stock to be issued of $1,425,000 and accounts payable and accrued liabilities of 528,321 due to timing differences between the payment terms of various operating expenditures. We also received proceeds of $22,967 in notes payable to an officer, and $353,833 received from the issuance of convertible debt during the six-month period, and made repayments of principle and interest of $5,000 in notes and accrued interest.

At June 30, 2015, we had a working capital deficit of $4,902,590 compared with a working capital deficit of $2,058,325 at December 31, 2014. The increase in working capital deficit is attributed to the consumption of various prepaid services paid for by the issuance of restricted stock, losses incurred in ramping up our production and inventory, the recording of an additional $201,818 in derivative liabilities, recording of Series C convertible preferred stock to be issued of $1,425,000 and an increase in accrued expenses.

Cash Flows

	For The Six Months Ended		Percentage
	June 30,	June 30,	Increase
	2015	2014	(Decrease)
Cash Used in Operating Activities	$(433,873)	$(163,564)	165.3%
Cash Used in Investing Activities	$(87,338)	$(7,168)	1,118.4%
Cash Provided by Financing Activities	$350,263	$85,000	312.1%
Net Decrease in Cash	$(170,948)	$(85,732)	99.4%

Cash flow from Operating Activities

During the six months ended June 30, 2015, we used $433,873 of cash in operating activities compared to the use of $163,564 of cash for operating activities during the period ended June 30, 2014. The increase in the use of cash for operating activities was mainly attributed to our net loss of $1,379,251, offset mainly by depreciation and amortization of $85,454, amortization of deferred financing cost of $63,369, $73,602 for non-cash interest expense accrued on notes payable, and $174,000 for prepaid assets amortized during the period, an adjustment of amortization of debt discount of $466,787 and an increase of $352,525 in accounts payable and accrued expenses offset by gain on change in fair value of derivative liability of $152,014 and an increase in accounts receivable of $69,453, accounts receivable others by $23,611, and an increase in inventory of $9,258.

Cash flow from Investing Activities

During the six months ended June 30, 2015, we used $87,338 in investing activities. We used $43,395 for the purchase of certain upgrades to our manufacturing equipment utilized by the bottling manufacturer in producing our product, paid $45,100 to Xtreme Technologies, Inc. as part of Stock Purchase Agreement, paid $12,130 on potential joint venture offset by a cash acquired from Xtreme of $13,287.

Cash flow from Financing Activities

During the six months ended June 30, 2015 and 2014, we received net proceeds of $350,263 and $85,000, respectively from financing activities. The increase in proceeds from financing activities is mainly attributed to $353,833 from the issuance of convertible debentures which are unsecured, bear interest at between 8% and 15% per annum, and additional loans from an officer in the amount of $22,967, less payment of financing costs and repayments for an outstanding note payable and the accrued interest thereon.

Going Concern

These accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. For the six months ended June 30, 2015, the Company recognized $601,251 in revenue, and as of June 30, 2015 had an accumulated deficit of $9,850,601. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. However, there can be no assurance that these arrangements will be sufficient to fund its ongoing capital expenditures, working capital, and other cash requirements. The outcome of these matters cannot be predicted at this time. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These accompanying unaudited condensed onsolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2015 and December 31, 2014.

Inflation

We do not believe that inflation has had a material effect on our Company’s results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2015. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2015, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended June 30, 2015 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

In May 2015, the Company issued 7,400,000 common shares at a price of $0.0042 per share to an accredited investor group in settlement of $29,748 of accounts and notes payable they had previously acquired from the various debt holders, and are being converting under a court approved settlement of a 3(a)10 filing.

In June 2015, the Company issued 10,118,865 common shares at a price of $0.00698 per share to an accredited investor group in settlement of $70,613 of accounts and notes payable they had previously acquired from the various debt holders, and are being converting under a court approved settlement of a 3(a)10 filing.

As of June 30, 2015 and December 31, 2014, there were 161,503,259 and 74,045,606 shares of common stock issued and outstanding, respectively.

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

ALKAME HOLDINGS, INC.

By

/s/ Robert Eakle
Robert Eakle
Chief Executive Officer, President, and Director
(Principal Executive Officer and Principal Accounting Officer) )
Date:	January 8, 2016

