Form 10-Q
period 2015-09-30
ALKAME HOLDINGS, INC.
filed 2016-02-12
CIK 1522165

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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
Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 198,485,547 as February 9, 2016.

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

Our unaudited condensed consolidated financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2015, are not necessarily indicative of the results that can be expected for the full year.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our”, “our company” and “Alkame” mean Alkame Holdings, Inc., unless otherwise stated.

3

ALKAME HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets:
Cash	$749	$172,730
Accounts receivable (net of reserve for bad debts of $148,000 and $23,000, respectively)	106,558	82,510
Accounts receivable other	1,008	—
Prepaid expenses - current	7,000	260,000
Inventory	172,857	70,243
Total current assets	288,172	585,483

Fixed and intangible assets:
Manufacturing equipment, net	129,161	11,149
Software	13,496	17,995
Intangible assets, net	1,080,051	4,509
Total fixed and intangible assets, net	1,222,709	33,653

Other assets:
Deferred finance costs	11,898	63,375
Investments	25,630	68,400
Total other assets	37,528	131,775

Total assets	$1,548,409	$750,911

LIABILITIES AND STOCKHOLDERS DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$698,961	$544,530
Accrued interest	237,852	146,046
Accrued compensation	510,000	—
Loans from officer	26,456	3,489
Notes payable	990,005	762,000
Note due Xtreme Shareholders	207,000	—
Convertible debentures (net of debt discount of $64,455 and $280,288, respectively)	471,546	168,961
Derivative instrument liability	873,348	1,018,782
Series C Convertible Preferred Stock to be issued	1,425,000	—
Total current liabilities	5,440,167	2,643,808

Long-term liabilities:
Notes payable - long term	26,199	131,490
Convertible debt - long term (net of debt discount of $73,811 and $132,254), respectively	53,412	22,968
Total long-term liabilities	79,611	154,458

Total liabilities	5,519,778	2,798,266

Commitment and contingencies	—	—

Stockholders' deficit
Preferred stock - $0.001 par value, authorized - 20,000,000 shares;
Series A Convertible Preferred stock - $0.001 par value, 12,000,000 shares designated; issued and outstanding - 12,000,000 and 12,000,000 shares, respectively	12,000	12,000
Series B Preferred stock - $0.001 par value, 70,000,000 shares designated; issued and outstanding 65,398,334 and 65,398,334 shares, respectively	65,398	65,398
Common stock - $0.001 par value, authorized - 900,000,000 shares; issued and outstanding – 181,985,547 and 74,045,606 shares, respectively	181,986	74,046
Common stock to be issued	13,500	13,500
Additional paid-in capital	6,912,652	6,259,050
Accumulated deficit	(11,156,906)	(8,471,350)
Total stockholders' deficit	(3,971,370)	(2,047,355)

Total liabilities and stockholders' deficit	$1,548,409	$750,911

See accompanying notes to the unaudited condensed consolidated financial statements

ALKAME HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Revenues	$199,320	$6,665	$800,571	$105,676

Cost of goods sold	231,596	33,717	691,499	129,340

Gross profit (loss)	(32,276)	(27,052)	109,072	(23,664)

Operating expenses:
Selling expenses	128,129	242,935	571,415	642,800
General and administrative	359,412	110,359	899,960	261,129
Depreciation and amortization	26,272	711	110,206	2,133
Impairment of goodwill	658,187	—	658,187	—
Impairment of customer list	218,750	—	218,750	—
Total operating expenses	1,390,750	354,005	2,458,518	906,062

Loss from operations	(1,423,026)	(381,057)	(2,349,446)	(929,726)

Other Income / (Expenses):
Amortization of deferred financing costs	(11,441)	(18,549)	(74,810)	(34,799)
Interest expense	(57,660)	(1,032,993)	(133,082)	(1,073,546)
Amortization of beneficial conversion feature	(161,324)	(46,845)	(628,111)	(46,845)
Gain on change in fair value of derivative liability	347,251	374,363	499,266	374,363
(Loss) gain on settlement of debt	(104)	—	627	—
Total other income (expenses)	116,722	(724,024)	(336,109)	(780,826)

Net loss applicable to common stock holders	$(1,306,304)	$(1,105,081)	$(2,685,556)	$(1,710,552)

Per share data
Net Loss per share - basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.02)

Weighted average number of shares outstanding- basic and diluted	169,231,116	70,558,287	137,263,440	76,557,282

See accompanying notes to the unaudited condensed consolidated financial statements

ALKAME HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine months ended
	September 30, 2015	September 30, 2014

Cash flows from operating activities:
Net loss	$(2,685,556)	$(1,710,552)
Adjustments to reconcile net loss to net cash
used in operating activities:
Bad debts	125,000	3,000
Depreciation and amortization	127,021	2,401
Impairment of intangible assets	876,937	—
Amortization of beneficial conversion feature	628,111	46,845
Gain on change in fair value of derivative liability	(499,266)	(374,363)
Amortization of prepaid assets	253,000	472,000
Amortization of deferred financing costs	74,810	34,799
Non-cash interest expense	—	1,001,280
Changes in operating asset and liability account balances:
Accounts receivable	(93,750)	(69,801)
Accounts receivable - others	24,056	—
Deposits	—	15,032
Inventory	(27,434)	(14,064)
Prepaid expenses	—	(10,000)
Accrued interest	110,826	64,769
Accounts payable and accrued expenses	524,871	228,773
Total adjustments	2,124,182	1,400,671

Net cash used in operating activities	(561,374)	(309,881)

Cash flows from investing activities
Payment of purchase consideration to Xtreme Technologies, Inc.	(45,100)	(50,000)
Cash acquired from Xtreme Technologies, Inc.	13,287	—
Funds spent on potential Joint Venture	(12,130)	—
Purchase of equipment	(43,395)	(7,168)
Net cash used in investing activities	(87,338)	(57,168)

Cash flows from financing activities:
Proceeds from officer loans	22,967	—
Payment of financing costs	(26,893)	(39,250)
Proceeds from notes payable	171,515	100,000
Payments of notes payable	(44,691)	(7,000)
Proceeds from convertible notes	353,833	346,750
Net cash provided by financing activities	476,731	400,500

Net (decrease) increase in cash	(171,981)	33,451

Cash at beginning of period	172,730	128,258

Cash at end of period	$749	$161,709

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$15,100	$—
Cash paid for income taxes	$—	$—

Supplemental Schedules of Noncash Investing and Financing Activities:
Conversion of notes payable and accrued interest into common stock	$314,653	$—
Common stock issued to settle accounts payable	$446,889	$—
Payment made by EROP to noteholders on Company's behalf	$318,000	$—
Assets taken over and liabilities assumed from Xtreme Technologies, Inc.	$2,050,000	$—
Conversion of common shares in Series B convertible preferred stock	$—	$65,211
Beneficial conversion feature on convertible debt	$353,832	$1,348,030
Common stock issued for deferred financing cost	$—	$625,000
Amortization of equity deferred financing cost to additional paid-in capital	$—	$26,042

 See accompanying notes to the unaudited condensed consolidated financial statements

Alkame Holding, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

For the nine months ended September 30, 2015 and 2014

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

These accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. For the nine months ended September 30, 2015, the Company recognized $800,571 in revenue, and as of September 30, 2015 had an accumulated deficit of $11,156,906. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. However, there can be no assurance that these arrangements will be sufficient to fund its ongoing capital expenditures, working capital, and other cash requirements. The outcome of these matters cannot be predicted at this time. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These accompanying unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	Basis of Presentation

These unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for any interim period or an entire year. The Company applies the same accounting policies and methods in its interim financial statements as those in the most recent audited annual financial statements. The financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the year ended December 31, 2014 included in the Company’s filing on Form 10-K.

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

d) Accounts receivable and concentration of credit risk

Because the Company currently uses distributors as their main source of product sales and placement, there is an inherent risk that the distributor could experience difficulty in their payments for accounts they ship to. The result, may be that they, while collecting from the stores and chains they supply, they do not process through the payments to us. Although in the past the Company did see significant credit risk associated with the trade receivables, repayment is dependent upon the financial stability of the various distributors and customers to which shipment takes place. As a result, the Company is looking more closely at the credit worthiness of its customer and how large a footprint and customer base various distributors have, and is attempting to limit how much of our business is conducted through any one customer or distributor. Our concentration risk is being reevaluated on a quarterly basis.

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

At September 30, 2015 and December 31, 2014, the Company had an allowance for bad debts in the amount of $148,000 and $23,000 respectively.

f) Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Such securities, shown below, presented on a common share equivalent basis and outstanding as of September 30, 2015 and 2014 have been excluded from the per share computations:

	As of
	September 30, 2015	September 30, 2014
Series A Convertible Preferred Stock	600,000,000	600,000,000
Series B Convertible Preferred Stock	65,398,334	65,210,834
Series C Convertible Preferred Stock	356,250,000	—
Convertible notes payable	356,576,614	5,862,185
Warrants	1,587,302	—
EROP conversion of debt	136,543,519	—

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of September 30, 2015, with the exception of its convertible notes payable. The carrying amounts of these liabilities at September 30, 2015 approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash is considered to be highly liquid and easily tradable as of September 30, 2015 and therefore classified as Level 1 within our fair value hierarchy.

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

k) Revenue Recognition

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

l) Reclassification

Certain reclassifications have been made to conform the prior period data to the current presentation. These reclassifications had no effect on reported net loss.

5.	Notes Payable

Notes Payable to Stockholders:

The Company owed $38,199 and $43,490 at September 30, 2015 and December 31, 2014 respectively to a stockholder.

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

During the nine months ended September 30, 2015 and 2014, the Company repaid $8,000 ($5,291 principal and $2,709 accrued interest) and $7,000 of the Note, respectively.

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

The original balance acquire was $525,000. As of September 30, 2015 the balance is $207,000.

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

At September 30, 2015 and December 31, 2014, the Company has accrued interest of $183,625 and $119,875, respectively. The original note, and the amendment, each mature two years from date of issuance or amendment.

At September 30, 2015, the Company classified $850,000 of this note payable as current liability.

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

During the nine months ended September 30, 2015 and 2014, the Company charged to operations $74,810 and $34,799 as amortization of deferred financing costs, respectively. As of September 30, 2015 and December 31, 2014, remaining balance in deferred financing cost of $11,898 and $63,375, respectively and is presented as part of other assets.

In July 2015, the Company borrowed $70,000 from an accredited investor group on a term loan. The note carries interest at 15% per annum and requires repayment of a total of $98,000 through daily payments of $560.

In July 2015, the Company borrowed $25,000 from an accredited investor group on a term loan. The note carries prepaid interest of 10% of the amount borrowing.

In August 2015, the Company borrowed $50,000 from an accredited investor group on a term loan. The note carries interest at 15% per annum and requires repayment of a total of $74,500 through daily payments of $899.

6.	Convertible debt

At September 30, 2015 and December 31, 2014 convertible notes and debentures consisted of the following:

	September 30, 2015	December 31, 2014
Convertible notes payable	$663,222	$604,472
Unamortized debt discount	(138,264)	(412,543)
Carrying amount	$524,958	$191,929
Less: current portion	(471,546)	(168,962)
Long-term convertible notes, net	$53,412	$22,968

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

During the nine months ended September 30, 2015, the Company amortized the remaining $65,313 to the current period operations as amortization of beneficial conversion feature upon full conversion of the debenture.

At September 30, 2015, due to full conversion of the debenture, the Company adjusted the recorded fair value of the derivative liability to $0 resulting in non-cash, non-operating gain of $142,317 for the nine months ended September 30, 2015.

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

During the nine months ended September 30, 2015, the Company amortized the remaining $30,222 to the current period operations as amortization of beneficial conversion feature upon full conversion of the debenture.

At September 30, 2015, due to full conversion of the debenture, the Company adjusted the recorded fair value of the derivative liability to $0 resulting in non-cash, non-operating gain of $90,253 for the nine months ended September 30, 2015.

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

During the nine months ended September 30, 2015, the Company amortized the remaining $7,500 to the current period operations as amortization of beneficial conversion feature upon full conversion of the debenture.

At September 30, 2015, due to full conversion of the debenture, the Company adjusted the recorded fair value of the derivative liability to $0 resulting in non-cash, non-operating gain of $58,401 for the nine months ended September 30, 2015.

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

During the nine months ended September 30, 2015, the Company amortized the remaining $23,611 to the current period operations as amortization of beneficial conversion feature upon full conversion of the debenture.

At September 30, 2015, due to full conversion of the debenture, the Company adjusted the recorded fair value of the derivative liability to $0 resulting in non-cash, non-operating gain of $59,207 for the nine months ended September 30, 2015.

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

During the nine months ended September 30, 2015, the Company amortized $35,000 to current period operations as amortization of beneficial conversion feature.

The fair value of the described embedded derivative of $73,499 at September 30, 2015 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	280%
Risk free rate:	0.0001%

At September 30, 2015, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $16,678 for the nine months ended September 30, 2015.

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

During the nine months ended September 30, 2015, the Company amortized the remaining $31,250 to the current period operations as amortization of beneficial conversion feature upon full conversion of the debenture.

At September 30, 2015, due to full conversion of the debenture, the Company adjusted the recorded fair value of the derivative liability to $0 resulting in non-cash, non-operating gain of $84,645 for the nine months ended September 30, 2015.

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

During the nine months ended September 30, 2015, the Company amortized $41,250 to current period operations as amortization of beneficial conversion feature.

The fair value of the described embedded derivative of $50,792 at September 30, 2015 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	280%
Risk free rate:	0.0001%

At September 30, 2015, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $34,423 for nine months ended September 30, 2015.

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

During the nine months ended September 30, 2015, the Company amortized $12,375 to current period operations as amortization of beneficial conversion feature.

The fair value of the described embedded derivative of $53,565 at September 30, 2015 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	280%
Risk free rate:	0.33%

At September 30, 2015, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $4,182 for the nine months ended September 30, 2015.

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

During the nine months ended September 30, 2015, the Company amortized $41,250 to current period operations as amortization of beneficial conversion feature.

The fair value of the described embedded derivative of $52,221 at September 30, 2015 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	280%
Risk free rate:	0.0001%

At September 30, 2015, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $33,270 for the nine months ended September 30, 2015.

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

During the nine months ended September 30, 2015, the Company amortized $56,250 to current period operations as amortization of beneficial conversion feature.

The fair value of the described embedded derivative of $101,204 at September 30, 2015 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	280%
Risk free rate:	0.0001-1.37%

At September 30, 2015, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $94,135 for the nine months ended September 30, 2015.

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

During the nine months ended September 30, 2015, the Company amortized $14,895 to current period operations as amortization of beneficial conversion feature.

The fair value of the described embedded derivative of $64,323 at September 30, 2015 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	280%
Risk free rate:	0.33%

At September 30, 2015, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $5,665 for the nine months ended September 30, 2015.

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

The initial fair values of the embedded debt derivative of $210,982 was allocated as a debt discount up to the proceeds of the note ($75,000) with the remainder ($135,982) charged to operations as derivative liability adjustment during the nine months ended September 30, 2015.

During the nine months ended September 30, 2015, the Company amortized the $56,250 to the current period operations as amortization of beneficial conversion feature.

The fair value of the described embedded derivative of $97,161 at September 30, 2015 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	280%
Risk free rate:	0.0001%

At September 30, 2015, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $113,821 for the nine months ended September 30, 2015.

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

The initial fair values of the embedded debt derivative of $46,247 was allocated as a debt discount up to the proceeds of the note ($28,000) with the remainder ($18,247) charged to operations as derivative liability adjustment during the nine months ended September 30, 2015.

During the nine months ended September 30, 2015, the Company amortized the $27,999 to the current period operations as amortization of beneficial conversion feature.

The fair value of the described embedded derivative of $23,754 at September 30, 2015 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	280%
Risk free rate:	0.0001%

At September 30, 2015, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $22,493 for the nine months ended September 30, 2015.

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

The initial fair values of the embedded debt derivative of $181,521 was allocated as a debt discount up to the proceeds of the note ($108,000) with the remainder ($73,521) charged to operations as derivative liability adjustment during the nine months ended September 30, 2015.

During the nine months ended September 30, 2015, the Company amortized the $72,000 to the current period operations as amortization of beneficial conversion feature.

The fair value of the described embedded derivative of $141,415 at September 30, 2015 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	280%
Risk free rate:	0.08%

At September 30, 2015, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $40,106 for the nine months ended September 30, 2015.

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

The initial fair values of the embedded debt derivative of $41,170 was allocated as a debt discount up to the proceeds of the note ($22,000) with the remainder ($19,170) charged to operations as derivative liability adjustment during the nine months ended September 30, 2015.

During the nine months ended September 30, 2015, the Company amortized the $10,083 to the current period operations as amortization of beneficial conversion feature.

The fair value of the described embedded derivative of $37,011 at September 30, 2015 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	280%
Risk free rate:	0.33%

At September 30, 2015, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $4,159 for the nine months ended September 30, 2015.

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

The initial fair values of the embedded debt derivative of $53,829 was allocated as a debt discount up to the proceeds of the note ($35,000) with the remainder ($18,829) charged to operations as derivative liability adjustment during the nine months ended September 30, 2015.

During the nine months ended September 30, 2015, the Company amortized the $23,333 to the current period operations as amortization of beneficial conversion feature.

The fair value of the described embedded derivative of $57,479 at September 30, 2015 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	282%
Risk free rate:	0.08%

At September 30, 2015, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $3,650 for the nine months ended September 30, 2015.

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

The initial fair values of the embedded debt derivative of $61,358 was allocated as a debt discount up to the proceeds of the note ($33,333) with the remainder ($28,025) charged to operations as derivative liability adjustment during the nine months ended September 30, 2015.

During the nine months ended September 30, 2015, the Company amortized $11,112 to current period operations as amortization of beneficial conversion feature.

The fair value of the described embedded derivative of $56,299 at September 30, 2015 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	280%
Risk free rate:	0.33%

At September 30, 2015, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $5,059 for the nine months ended September 30, 2015.

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

The initial fair values of the embedded debt derivative of $73,432 was allocated as a debt discount up to the proceeds of the note ($52,500) with the remainder ($20,932) charged to operations as derivative liability adjustment during the nine months ended September 30, 2015.

During the nine months ended September 30, 2015, the Company amortized $30,625 to current period operations as amortization of beneficial conversion feature.

The fair value of the described embedded derivative of $64,625 at September 30, 2015 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	280%
Risk free rate:	0.0001%

At September 30, 2015, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $8,807 for the nine months ended September 30, 2015.

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

Items recorded or measured at fair value on a recurring basis in the accompanying unaudited condensed consolidated financial statements consisted of the following items as of September 30, 2015:

		Fair Value Measurements at September 30, 2015 using:
	September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative Liabilities	$873,348	—	—	$873,348

The debt derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2015:

Derivative Liability
Balance, December 31, 2014	$1,018,782
Additions	668,537
Change in fair value of derivative liabilities	(813,971)
Balance, September 30, 2015	$873,348

8.	Related Party Transactions

During the nine months ended September 30, 2015 and 2014, the Company received $22,967 and $0, respectively, in cash loans, and made cash payments on these amounts owing totaling $0 and $0 during the same periods.

As of September 30, 2015 and December 31, 2014, the Company owed $26,456 and $3,489, to its President. The amounts owing are unsecured, non-interest bearing and due on demand.

As of September 30, 2015 and December 31, 2014, the Company owes $210,000 and $120,000, respectively to Kaufman & Associates (holding more than 5% shares of the Company) in connection with a consulting agreement.

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

In August 2015, the Company issued 8,000,000 common shares at a price of $0.00335 per share to an accredited investor group in settlement of $26,800 of accounts and notes payable they had previously acquired from the various debt holders, and an additional 7,000,000 common shares at a price of $0.003 per share to the same accredited investor group in settlement of $21,000 of accounts and notes payable they had previously acquired from the various debt holders, and are being converting under a court approved settlement of a 3(a)10 filing.

In September 2015, the Company issued 5,482,288 common shares at a price of $0.00198 per share to an accredited investor group in settlement of $10,855 of accounts and notes payable they had previously acquired from the various debt holders, and are being converting under a court approved settlement of a 3(a)10 filing.

As of September 30, 2015 and December 31, 2014, there were 181,985,547 and 74,045,606 shares of common stock issued and outstanding, respectively.

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

The discovery period was extended to the end of December, with trial scheduled for the end of February 2016. The parties continue to be engaged in settlement discussions that may or may not prove fruitful. Absent an acceptable settlement, the Company intends to vigorously defend against the plaintiffs' claims. It is too early to evaluate with any certainty the likely outcome of the litigation initiated by the plaintiffs. In February 2016, the Company engaged new counsel and the trial originally scheduled for February 2016, is now scheduled for March 2016.

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

Commitments

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

In connection with the Xtreme Technologies, Inc. acquisition, the Company identified and recognized intangible assets of $1,400,000 representing patents, trade names, and customer relationships. The assets were being amortized on a straight line basis over their estimated life of seven (7) years for the patents, and three (3) years for the trade names and customer relationships. This resulted in the sum of the future net cash flows discounted to its present day value. The valuation provided for the patents, trade name, and customer relationships was based on management’s calculations. During the nine months ended September 30, 2015 and 2014, the Company recognized amortization expense of $103,571 and $0, respectively. The Company will recognize amortization expense of $24,107 in the remainder of fiscal year ending 2015, $192,857 in the fiscal year ending 2016, $192,857 in the fiscal year ending 2017, $167,857 in the fiscal year ending 2018, and $142,857 each year in the fiscal years 2019 through 2024 and $71,429 in the fiscal year ending 2025. At September 30, 2015, the Intangible asset balance, net of accumulated amortization and impairment, is $1,077,679.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

ASSETS:
Current assets	$144,112
Property & equipment	91,431
Intangible assets	1,400,000
Goodwill	658,187
Total	$2,293,730

LIABILITIES:
Current liabilities	$243,730
Net purchase price	$2,050,000

In the third quarter of 2015, the Company determined that the goodwill and the balance of the unamortized customer list should be written down to zero value. As a result, the Company recorded a total impairment to the intangible assets of $876,937.

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

The following unaudited pro forma consolidated results of operations have been prepared, as if the acquisition had occurred as of January 1, 2014:

	Nine months ended September 30,
	2015	2014
	(Unaudited)	(Unaudited)
Revenue	$804,676	$989,844

Net loss from continuing operations	$(1,792,303)	$(1,658,811)

Net loss per share from continuing operations	$(0.01)	$(0.02)

Weighted average number of common stock shares – Basic and diluted	181,985,547	74,045,606

Series C Convertible Preferred Stock to be issued:

During the nine months ended September 30, 2015, the Company committed to issue 1,425,000 shares of Series C Preferred stock valued at $1.00 per share as part of Stock Purchase Agreement entered into with Xtreme Technologies, Inc.

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

As previously reported, on January 22, 2015, the Company entered into a binding Memorandum of Understanding to form a joint venture (the “MOU”) with Read Made, Inc. The purpose of the joint venture is to develop intellectual property associated with single use disposable baby bottles and market the completed products in the US and international markets.

It has been brought to the Company’s attention that Ready Made has signed a new agreement, without any formal termination of the existing MOU. The Company has decided to announce its formal rescission from the MOU, due to the inability to come to mutually agreeable terms.

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

Sales and Marketing

Our patented technology holds many new and unique possibilities for us, much more than just a bottled water company. Alkame Holdings Inc. is a holding company, and Alkame Water, High Country Shrimp, and Xtreme Technologies are part of a multi-facetted business strategy, and we are actively pursuing many exciting new fronts and applications to expand upon and provide several separate potential revenue streams for the Company.

The Company's wholly-owned subsidiaries, Alkame Water, Inc., and Xtreme Technologies Inc. market and distribute enhanced waters utilizing an exclusive patented formula and technology to create water with several unique properties which increase the available oxygen content and balance pH levels, as well as provide added benefits of enhancement with electrolytes and antioxidants, which equates into many health benefits, such as, but not limited to, improved absorbability, improved metabolic efficiency, a boosted immune system, improved cardio respiratory function, and a decrease in lactic acid for faster muscle recovery. Xtreme Technologies Inc. is pursuing the household pet industries. Alkame Water is pursuing the human consumable industries.

Our organization also has “Kids” in gallon and 4 Liter formats. Alkame Kids utilizes its patented fluoride free electrolyte enhanced oxygenated water treatment technology to create this is revolutionary new product for “Kids” hydration, which can be consumed like any other electrolyte enhanced water, mixes well with cereal, juices, and formula without clumping or the need for massive amounts of sodium, sugars, and flavors. We call it “The Best of Both Worlds”, and electrolyte enhanced water, that works like drinking water.

Aquaculture is a sector we are actively pursuing, and have formed a division to explore applications into the seafood production industries. Testing has been underway in Colorado, with promising results in working with fresh water aquatic species. We hope the formal data and results from use of our technology provides a benefit and can be implemented into fish farms globally.

Alkame Holdings Inc. and its subsidiaries continue to grow under a “Grass Roots” methodology, building a strong foundation through a slow and methodical organic approach to distribution into retail, as well as online and alternative channels.

Results of Operations for the three and nine months ended September 30, 2015 and 2014.

Operating Revenues

In the three and nine month periods ended September 30, 2015 we generated $199,320 and $800,571, respectively, in revenue, versus $6,665 and $105,676 for the three and nine month periods ended September 30, 2014, from the sales of our water products. The increase is due to two factors: (i) in the first quarter of 2014, the Company was just beginning its sales efforts, so Quarter 1 of 2015 was the first full quarterly comparison; and (ii) we have additional sales from the acquisition of Xtreme Technologies, Inc. which occurred in the first quarter of 2015 (see Footnote 11). We expect that over the coming months, our sales and marketing efforts will result in significantly increasing sales.

Cost of Goods Sold

In the three and nine month periods ended September 30, 2015, we incurred $231,596 and $691,499, respectively, as cost of goods sold versus $33,717 and $129,340 for the respective periods ended September 30, 2014. The increase is primarily due to the increase in revenue generated by Alkame Water and the addition of Xtreme Technologies in Q1 of 2015. We expect that over the coming months, our cost of goods sold will increase as a result of significantly increasing sales.

Gross profit

For the three and nine months ended September 30, 2015, our gross (loss) profit was ($32,276) (16.2% of revenue) and $109,072 (13.6% of revenue) compared to gross losses of $27,052 (405.9% of revenue) and $23,664 (22.4% of revenue) for the three and nine month periods ended September 30, 2014. The increase in gross profit dollar amount and in gross profit percentage in 2015 from 2014, is a direct result of the acquisition of Xtreme Technologies. We are able to amortize the manufacturing and management overhead of the two companies over a larger sales base, and therefore generate a better gross margin.

Operating Expenses

Our operating expenses for the three and nine month periods ended September 30, 2015 and 2014 are outlined in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2015
Selling expenses	$128,129	$242,935	$571,415	$642,800
General and administrative	359,412	110,359	899,960	261,129
Depreciation and amortization	26,272	711	110,206	2,133
Impairment of goodwill	658,187	—	658,187	—
Impairment of customer list	218,750	—	218,750	—
Total	$1,390,750	$354,005	$2,458,518	$906,062

Operating expenses for the three and nine months ended September 30, 2015 was $1,390,750 and $2,458,518 respectively, versus $354,005 and $906,062 for the three and nine months ended 2014 respectively. The increase in operating expense during the three and nine months ended September 30, 2015 versus 2014 is attributed to impairment of intangibles assets of $876,397 and an increase in general and administrative costs including professional fees for legal, accounting, and audit services required for SEC filing requirements, accrued wages, impairment of intangible assets, and other general and administrative costs incurred by the acquisition of Xtreme.

Other Income/(Expenses)

In addition to operating expenses, we incurred interest expenses of $57,660 and $133,082 during the three and nine months ended September 30, 2015 respectively, versus $1,032,993 and $1,073,546 for the three and nine month periods ended September 30, 2014, respectively. The decrease in interest expense during the periods ended September 30, 2015 is primarily attributable to the incurrence of significant finance fees and “original issued discounts” on debt incurred in 2014 which was recorded at their inception with no corresponding transactions in the current year.

We incurred amortization of deferred financing cost of $11,441 and $74,810 during the three and nine months ended September 30, 2015 respectively, versus $18,549 and $34,799 for the three and nine month periods end September 30, 2014, respectively. The decrease in amortization of deferred financing cost during the period ended September 30, 2015 is primarily attributable to the completion of the amortization incurred on the various underlying debt incurred from financing activities over the last year.

Non-cash interest expense due to adjustments connected with derivative instrument adjustments related to convertible notes used to finance the Company include gains of $347,251 and $499,266 for the three and nine months ended September 30, 2015 versus gains of $374,363 and $374,363 for the three and nine month periods ended September 30, 2014, respectively as a result of the change in fair value of the Company’s derivative instruments, and amortization of debt discount of $161,324 and $628,111 for the three and nine month periods ended September 30, 2015 versus $46,845 and $46,845 for the three and nine months ended September 30, 2014 periods.

Net Loss

We incurred a net loss of $1,306,304 and $2,685,556 for the three and nine months ended September 30, 2015 respectively versus $1,105,081 and $1,710,552 for the three and nine months ended September 30, 2014, respectively.

Liquidity and Capital Resources

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

Working Capital

			Percentage
	September 30,	December 31,	Increase
	2015	2014	(Decrease)
Current Assets	$288,172	$585,483	(50.8%)
Current Liabilities	$5,440,167	$2,643,808	105.8%
Working Capital Deficit	$(5,151,995)	$(2,058,325)	150.3%

At September 30, 2015, our cash balance was $749 compared to $172,730 at December 31, 2014. The decrease in cash is attributed to proceeds of $22,967 in notes payable to an officer, $353,833 from the issuance of convertible notes payable, and proceeds of $171,515 from short term cash flow loans, all of which were used to pay operating expenses, purchases of inventory, equipment upgrades, and final payment on our previously announced acquisition with the remaining amounts unspent.

At September 30, 2015, we had total current liabilities of $5,440,167 compared with total current liabilities of $2,643,808 at December 31, 2014. The increase in total liabilities is attributed to a decrease in derivative liability of $145,434 on convertible notes, an increase in Series C convertible preferred stock to be issued of $1,425,000 and accounts payable and accrued liabilities of $756,237 due to timing differences between the payment terms of various operating expenditures. We also received proceeds of $22,967 in notes payable to an officer, and $353,833 received from the issuance of convertible debt during the nine-month period, and made repayments of principal and interest of $59,791 for notes and accrued interest.

At September 30, 2015, we had a working capital deficit of $5,151,996 compared with a working capital deficit of $2,058,325 at December 31, 2014. The increase in working capital deficit is attributed to the consumption of various prepaid services paid for by the issuance of restricted stock, losses incurred in ramping up our production and inventory, the recording of Series C convertible preferred stock to be issued of $1,425,000 and an increase in accrued expenses.

Cash Flows

	For The Nine Months Ended		Percentage
	September 30,	September 30,	Increase
	2015	2014	(Decrease)
Cash Used in Operating Activities	$(561,374)	$(309,881)	(81.2)%
Cash Used in Investing Activities	$(87,338)	$(57,168)	(52.8)%
Cash Provided by Financing Activities	$476,731	$400,500	19.0%
Net Increase (Decrease) in Cash	$(171,981)	$33,451	(614.1)%

Cash flow from Operating Activities

During the nine months ended September 30, 2015, we used $561,374 of cash in operating activities compared to the use of $309,881 of cash for operating activities during the period ended September 30, 2014. The increase in the use of cash for operating activities was mainly attributed to our net loss of $2,685,556, offset mainly by impairment of intangible assets of $876,937, depreciation and amortization of $127,021, amortization of deferred financing cost of $74,810, bad debt expense of $125,000, $110,826 for non-cash interest expense accrued on notes payable, and $253,000 for prepaid assets amortized during the period, an adjustment of amortization of debt discount of $628,111, decrease in accounts receivable – others of $24,056 and an increase of $524,871 in accounts payable and accrued expenses offset by gain on change in fair value of derivative liability of $499,266 and an increase in accounts receivable of $93,750, and an increase in inventory of $27,434.

Cash flow from Investing Activities

During the nine months ended September 30, 2015, we used $87,338 in investing activities. We used $43,395 for the purchase of certain upgrades to our manufacturing equipment utilized by the bottling manufacturer in producing our product, paid $45,100 to Xtreme Technologies, Inc. as part of Stock Purchase Agreement, paid $12,130 on potential joint venture offset by a cash acquired from Xtreme of $13,287.

Cash flow from Financing Activities

During the nine months ended September 30, 2015 and 2014, we received net proceeds of $476,731 and $400,500, respectively from financing activities. The increase in proceeds from financing activities is mainly attributed to $353,833 from the issuance of convertible debentures which are unsecured, bear interest at between 8% and 15% per annum, proceeds from notes payable others of $171,515 and additional loans from an officer in the amount of $22,967, less payment of financing costs and repayments for an outstanding note payable and the accrued interest thereon.

Going Concern

These accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. For the nine months ended September 30, 2015, the Company recognized $800,571 in revenue, and as of September 30, 2015 had an accumulated deficit of $11,156,906. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. However, there can be no assurance that these arrangements will be sufficient to fund its ongoing capital expenditures, working capital, and other cash requirements. The outcome of these matters cannot be predicted at this time. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These accompanying unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2015 and December 31, 2014.

Inflation

We do not believe that inflation has had a material effect on our Company’s results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2015. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2015, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2015 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

The discovery period was extended to the end of December, with trial scheduled for the end of February 2016. The parties continue to be engaged in settlement discussions that may or may not prove fruitful. Absent an acceptable settlement, the Company intends to vigorously defend against the plaintiffs' claims. It is too early to evaluate with any certainty the likely outcome of the litigation initiated by the plaintiffs. In February 2016, the Company engaged new counsel and the trial originally scheduled for February 2016, is now scheduled for March 2016.

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

In August 2015, the Company issued 8,000,000 common shares at a price of $0.00335 per share to an accredited investor group in settlement of $26,800 of accounts and notes payable they had previously acquired from the various debt holders, and an additional 7,000,000 common shares at a price of $0.003 per share to the same accredited investor group in settlement of $21,000 of accounts and notes payable they had previously acquired from the various debt holders, and are being converting under a court approved settlement of a 3(a)10 filing.

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

As of September 30, 2015 and December 31, 2014, there were 181,985,547 and 74,045,606 shares of common stock issued and outstanding, respectively.

Series C Convertible Preferred Stock to be issued:

During the nine months ended September 30, 2015, the Company committed to issue 1,425,000 shares of Series C Preferred stock valued at $1.00 per share as part of Stock Purchase Agreement entered into with Xtreme Technologies, Inc.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of Chief Executive Officer pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALKAME HOLDINGS, INC.

By

/s/ Robert Eakle
Robert Eakle
Chief Executive Officer, President, and Director
(Principal Executive Officer and Principal Accounting Officer)
Date:	February 11, 2016

