Form 10-K
period 2015-12-31
ALKAME HOLDINGS, INC.
filed 2018-07-18
CIK 1522165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ X ]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provide pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants most recently completed second fiscal quarter. $1,622,166

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 5,500,000,000 common shares as of July 17, 2018.

1

PART I

Item 1. Business

Overview

Alkame Holdings, Inc. is a publicly traded health and wellness technology holding company, with a focus on patentable, innovative, and eco-friendly consumer products utilizing a patented unique water treatment technology. The Company's wholly-owned subsidiaries are diligently pursuing multiple applications to utilize its Intellectual Property by focusing our efforts on several emerging business sectors, such as the growing aqua-culture industry, consumer food & beverage products, household pet products, horticulture and agriculture, medical, health & beauty, as well as a number of water based applications to both new and existing business platforms. Our holding company can provide the infrastructure, protective umbrella and transparency of a publicly listed company to acquisition candidates through their incubation and provides the delivery mechanism for these alternative and innovative methods, products, and systems that will lead to healthier lifestyles and result in a more sustainable planet. Our principal executive offices are located at 3651 Lindell Road, Suite D # 356, Las Vegas, Nevada 89103, and our telephone number is (702) 273-9714.

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
  The balance of $1,425,000 shall be payable by the issuance of shares of the Company’s Series C Preferred Stock to be divided pro rata among the Company’s shareholders of record as of the Closing Date. The Series C Preferred Stock shall include an option to convert each share of Series C Preferred Stock into one share of the Company’s Common Stock. The Series C Preferred Stock shall be held in escrow along with the issued and outstanding shares of Xtreme’s capital stock pending the full payment of $525,000. As of the date of this report, the balance of $525,000 has been fully paid to Xtreme; and
  One of Xtreme’s previous officers and directors holds outstanding options to purchase up to 1,009,000 shares of Xtreme’s common stock at the price of $0.10 per share. At the Closing Date, pursuant to Idaho law, Xtreme shall notify this previous officer and director of his 30-day right to exercise any or all of his remaining options. If he elects to exercise any of his options within such 30-day period, the Company agrees to issue additional shares of Series B Preferred Stock in exchange for such Xtreme shares. Xtreme notified the option holder and the 30-day period expired unanswered. The options expired unexercised.

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

In addition, after the Closing Date, Xtreme’s current officers and directors, namely, Jeffery J. Crandall, John N. Marcheso and Michael J. Bibin, shall continue to serve in that capacity until the $525,000 is paid in full. Our President and CEO, Robert K. Eakle and two (2) additional representatives of our company shall be appointed as directors of Xtreme and shall serve together with the other directors until the $525,000 is paid in full. In addition, Mr. Eakle shall be named as President and Chief Executive Officer of Xtreme. Until the $525,000 is paid in full, the officers and directors of Xtreme shall not make any material change in the company’s business and operations without unanimous consent of the directors. By January 2017, the $525,000 was fully paid and the appointments of Mr. Eakle and the other two representatives as interim officers and directors became permanent. Prior to completion of the payment of $525,000 in full to Xtreme, all former officers and directors of Xtreme had resigned and full control of Xtreme was be tendered to us. Given that certain representations were accurate, Jeffery J. Crandall, John N. Marcheso and Michael J. Bibin were released by us and Xtreme from any liability as officers and directors of Xtreme for their fiduciary obligations occurring prior to the Closing Date.

We previously held a three-year limited exclusive distribution agreement with Xtreme for the consumer market. We were permitted to distribute the technologically enhanced bottled water in the consumer market in the United States, Canada and Mexico. As a result of the Agreement, Amendment, and Second Amendment, Xtreme became our wholly-owned subsidiary and we acquired the patents on the proprietary process that we believe is the most technologically advanced in water treatment systems for complete hydration. We will now assume the operations of Xtreme and continue its business of distributing technologically enhanced bottled water.

Upon closing of the acquisition, we discovered that Xtreme was operating at a loss for the prior year and that it required a substantial cash infusion. We began a program of upgrading the production line, reorganized personnel, and began an effort to increase sales of the division so that it would return to profitability as quickly as possible. However, as 2015 progressed, it became obvious that changes in contracts negotiated prior to our acquisition were no longer profitable and we terminated the agreements with those customers. In mid-2017, the Company determined that Xtreme was no longer an asset as an operating company and closed the facility and moved the operations to a new location in the state of Oregon.

Our primary objective now is to introduce, promote, aggressively market and establish channels of distribution to sell a variety of products to a wide range of consumers and business sectors, first in the United States, Canada and Mexico, and then globally. In addition, the Company is moving in the direction of bottling or “co-packing”. To that end, the Company, in 2017 moved to Oregon and started another subsidiary for the production of “hot pack” foods and beverages, and moved its water line to the same location from which it now operates.

We believe that holding the patents will enable us to enhance our position in the investment community, allow us to expand our reach in the distribution of products, and provide us access to other applications the water treatment technology can provide.

Our Water Product

The public is becoming more aware of the benefits of a “living water”. The mild alkalinity of Alkame is recommended by numerous athletes and doctors because it’s formulated for more effective hydration by supporting an optimal pH balanced water. Alkame water is produced with a patented technology and patented formula that alters the structure of water, producing a combination of unique characteristics.

Today our water is pumped from wells that tap into the Columbia aquifer, the located in the heart of the Willamette Valley in Oregon. Our water is not treated with chlorine, fluorides, or any other harmful contaminants. This source water is then run through up to 14 different filters, reverse osmosis, and UV to remove any particulates and harmful contaminants, rendering a pure, clean, healthier water which can then be used as a base for multiple applications. We believe our water advances beyond other brands once we introduce the technology, which includes manipulation of the pH levels, structure size, ionization, as well as an increased bioavailable oxygen content. This proprietary system creates this unique micro-clustered alkaline water, providing additional benefits.

Alkame Water, our flagship brand and water product, was developed as a vehicle to get the word out about the technology, and that it can be applied across a diverse and wide-ranging spectrum of businesses and water-based applications. Alkame Water started with 3 phases of initial bottled water products and has currently completed 2 of these 3 Phases. 1 was to develop the initial move into the consumer market consisting half liter and one-liter bottles. Phase 2 was the development of new packaging configurations and an increased offering with a full range of sizes to boost the cross marketability, co-branding, and private label options for our products. In phase 2 we rounded out our product lines to now consist of 16.9oz, 20oz, 33.8oz, 50.7oz, 128oz, 135.25oz configurations. Phase 3 has been updated and corrected to reflect the true direction of this unique water brand, how it can be applied to a larger multitude of products and various business sectors. Today we are focused on the development and expansion of its utilization in multiple products through co-packing and private label business, as well as expanding the distribution footprint of the Alkame brand.

The Benefits of the Technology

The Alkame Technology has proven benefits that go way beyond just being “wet”, which is why we trademarked the tagline “The Ultimate Health & Wellness Water”. Our advanced hydration technology is advancing us into other market segments outside of the bottled water consumer markets. Our system will process, clean, and reduce water, lower its TDS (total dissolved solids), increase its pH, provide antioxidant protection, and increase the amount of bio-available oxygen. We believe Alkame is the only product of its kind and stands completely apart from other “waters”.

Alkame Water has an elevated level of dissolved oxygen and lower oxidation reduction potential (ORP) due to passage through an electrolytic cell and has a level of dissolved oxygen additionally elevated due to passage through a sparging unit comprising of 1) dissolved oxygen within the range of 20 to 60 parts per million and 2) an ORP between +100 to -350mV (micro-clustered), and a pH level averaging 8 to 8.5pH (alkaline).

The Alkame Technology helps support an optimum pH balance and reduce the negative impact of acid in the body, provide antioxidant protection from this energy-robbing oxidative damage, and effectively maximize blood oxygen levels with an efficient delivery mechanism to every part of your body allowing for a more complete hydration, especially when that is coupled with electrolyte and other form of enhancements. Maximized blood oxygen levels mean improved metabolic efficiency, which translates into more energy and improved vitality. If you wish to overcome fatigue and boost energy, it is essential that you achieve and maintain optimal hydration. By maximizing your blood oxygen saturation, and an alkaline pH, and antioxidant support, you can improve digestion, metabolic function, immune response, and healing. Supporting an efficient metabolism will help you maintain the level of energy and vitality desired. When free radicals become too numerous they become very destructive, damaging cells and tissues of muscles and vital organs. If your body’s processes are impaired, the first place you start to feel the effects is in your vitality and energy levels. Alkame is a powerful source, which boosts the immune system, improves aerobic capacity, is good for overall health, and enhances energy and overall vitality.

Today, this technology is being applied to multiple companies across a diverse spectrum of applications in the consumer market segment. To continue our cross-marketing efforts, there has been a wide array of products being released into the market by our manufacturing subsidiaries, co-branded with a “Powered by Alkame Technology” icon. This has helped us both further our reach, as well as enable more people to enjoy the benefits of our technology.

The Market

With the massive influx of new eco-friendly products, consumers are going green, both externally as well as internally. The well-being generation and beyond has become increasingly aware of what they are consuming, and this new technology for water treatment is quite the prized possession for those looking to optimize their health. Our ability to incorporate other elements from electrolytes to supplements including hemp is where we believe we’ll see the expansion over the next few years. We expect Alkame to be a significantly improved delivery mechanism due to its micro-clustered structure. The market for these types of products are gaining traction and becoming synonymous with good health and proper hydration, and we intend to be the first household technology name for superior products utilizing this type of water treatment technology.

The market for this technology is expansive since there are so many products and businesses that utilize water and water treatment technology in one form or another. We have driven into the human and household pet sectors, with brands we created, co-branded products, and private label business. The hemp space is huge, and we are one of the top production houses for manufacturing these types of products. We delved into the aquaculture market with a lot of scientific research on the efficacy of this application, which looks very promising. We recently received our aquaculture license from the state of Oregon and are looking to have a small active fish farm to be utilized as a proof of concept to show large format producers for the scalability of the technology and its introduction into the aquaculture sector. We are now exploring medical applications which are also looking very promising.

As of 2017 we began to make some very strategic moves behind the scenes to position ourselves as the wheel house and primary incubator for both new and emerging product and brand development. Our move to Oregon, and the added influx of capabilities and options, are really the driving factor in the success we are seeing now. As the manufacturer, our ability to create brands and products for both ourselves and others really creates an almost limitless amount of opportunities in a multitude of markets and sectors. We are seeing expansion on all fronts because of this strong move towards expanding the production capabilities. Our ability to get hemp-based products through both the state process authorities as well as the FDA makes us a force to be reckoned with in today’s markets.

Competition and Feasibility

The Company competes on the basis of product quality and customer service. The Company believes that the products' Alkaline, Antioxidant and Oxygenated features, along with its superior taste, and attractive packaging options are significant factors in maintaining the Company's competitive position. We believe we have a superior product with more features and sell on the benefits and functions, not the price. We believe our ability to incorporate additional supplemental materials using this water as the base can provide a more efficient delivery mechanism, has enabled us to exploit this technology by offering it to others to be utilized in their products. Co-branding with the “Powered by Alkame Technology” enables us to continue to utilize all of these products as vehicles to get the word out about the technology, and not solely on our brand alone. Since we have repositioned ourselves as the production house, the competition dynamic changes dramatically in our favor.

Experiments on the Technology

The technology for alkaline bottled water has undergone separate double-blind placebo, peer backed research. One was with HIV patients and the other was on Exercise Tolerance. The feasibility of the product is clearly evident, and we believe there is no major competition to date.

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

Effects of Alkame Water on blood lactate following exercise in a recent double-blind study conducted by Athletic Lab in North Carolina, under the supervision of Mike Young provided scientific evidence that Alkame Water will lower lactic acid accumulation during repetitive sprints/ interval training. Blood lactate was taken before and after the conclusion of the sprints using a Lactate Plus monitor from Nova Biomedical under a standardized warm up and exercise protocol. Results of the T-tests showed that hydrating your workout with Alkame water lowers maximum exercise heart rate and lactic acid accumulation during repetitive sprints/ interval training. Less fatigue, quicker recovery between intervals and less soreness after your workouts means you'll be training hard, longer while staying hydrated.

Outside of the effects on consumers, the company also tested the water treatment technology in aquaculture fish farming by studying its effects on Tilapia specifically. The major advantage of Alkame technology is that it can completely or partially destroy organics in water by converting them into various harmless intermediates and end products. Alkame’s advanced system and design ensures that high concentrations of dissolved oxidants are released to the water when circulated across the cells, reducing Nitrites by 50%. Clarity and solids were also substantially reduced from 4 inches to over 20 inches after oxidation within 48 hours. Tannins and Lignin’s from feed leaching were removed with the Alkame process along with organic solids creating clearer and healthier water conditions. These factors could substantially reduce the size and costs of bio-filtration design for intensive recirculation systems. Our studies show that the Alkame Technology aids in the overall health of the water, which in turn creates a healthier environment to raise the fish. The Tilapia benefit by lowering the mortality rate (less than 2% mortality), accelerating growth (1 gram to about 38 to 50 grams in less than 60 days), and by reducing the size and cost to the bottom line of bio-filtration efficiency. Producing a cleaner healthier water for the Tilapia is a game changer for Aquaculture systems, and the industry worldwide.

Sales and Marketing

Originally, our primary focus was on exposing the product and building brand name recognition and technology awareness through Alkame’s utilization of celebrity and athletic ambassadors, cross-marketing and co-branding, and via sponsorships of key existing and potential clients (mostly in the health & wellness fields and athletic markets). A special and unique emphasis is placed on action sports to build on its cool factor. Although these techniques did not directly translate into sales and distribution, the utilization of mass media and celebrity endorsement provided our sales teams with the most essential marketing and sales tools and support needed to move product to distributors, as well as drive it through three main channels of on premise, off-premise, and special events.

Advertising, public relations and promotions are the life blood of any company and by far one of our strongest attributes. As we developed new product lines, the icons associated with our new products and brand trademarks was used consistently and accurately to achieve the goal we set. How we visually communicated our product to the world, the market, and our potential clients was an integral part of the success we are seeing now. Consistent usage of style and identity gave the world an impression that can be easily remembered through these various media and materials such as product placement, endorsements, sponsorships, advertorials and editorials, advertisements, marketing collateral, signage, the web, etc. Current trends and new marketing techniques utilizing out of the box thinking, and targeted promotional strategies to increase publicity and public relations awareness has been an essential tool for us, along with the high level of service we use in marketing our products and services to our customers. The combined concentration of expertise and experience of the Alkame team is the key to giving us a real shot at being able to compete with the biggest players in the industry. The other key component, and by far the most invaluable to our success, is our customers. With the rapidly growing awareness of health and longevity, Alkame is a perfect fit.

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

Employees

We currently are working with various independent consultants and sales representatives, with a total infrastructure of approximately 25 people.

Item 1A. Risk Factors

The following are certain identifiable risk factors for our business operations.

Because our auditor has issued a going concern opinion regarding our company, there is an increased risk associated with an investment in our company.

We have earned nominal revenue since our inception, which makes it difficult to evaluate whether we will operate profitably. We have an accumulated deficit of $12,978,256 and have incurred a net loss of $4,506,906 for the year ended December 31, 2015. We have not attained profitable operations and are dependent upon obtaining financing or generating revenue from operations to continue operations for the next twelve months. As of December 31, 2015, we had -$0- cash on hand, which is insufficient for operations during the next 12 months. Our future is dependent upon our ability to obtain financing or upon future profitable operations. We reserve the right to seek additional funds through private placements of our common stock and/or through debt financing. Our ability to raise additional financing is unknown. We do not have any formal commitments or arrangements for the advancement or loan of funds. For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern. As a result, there is an increased risk that you could lose the entire amount of your investment in our company.

We have substantial indebtedness. The amount of our outstanding indebtedness continues to increase and our ability to make payments towards such indebtedness could have adverse consequences on future operations.

Our outstanding indebtedness at December 31, 2015 was $3,522,398, which was comprised of a variety of short-term and long-term borrowings; convertible debentures; accounts payable; accrued expenses and interest; and related party loans. The level of indebtedness we have affects our operations in a number of ways. We will need to use a portion of our cash flow to pay principal and interest and meet payables commitments, which will reduce the amount of funds we will have available to finance our operations. This lack of funds could limit our flexibility in planning for or reacting to changes in our business and the industry in which we operate and could limit our ability to make funds available for other purposes, such as inventory purchases, payroll, development or acquisition activities. Our ability to meet our debt service obligations and reduce our total indebtedness will depend upon our future performance. Our future performance, in turn, is dependent upon many factors that are beyond our control such as general economic, financial and business conditions. We cannot guarantee that our future performance will not be adversely affected by such economic conditions and financial, business and other factors.

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

In May 2014, we received notice that a complaint was filed in District Court, Clark County, NV alleging that our company and various unnamed defendants are liable to a Mr. Renard Wiggins with regard to commissions and equity purportedly owed Mr. Wiggins, for services allegedly rendered in raising capital on our behalf prior to the reverse merger between Pinacle Enterprises Inc. (now Alkame Holdings, Inc.) and Alkame Water, Inc. in September 2013. After initial review, we have filed for a dismissal of the case with the District Court, do not believe there is any validity to the claims of Mr. Wiggins, and intend to vigorously continue defending against these claims. To date, all but two claims have been dismissed, and we are in court mandated settlement talks to determine if the remaining counts can be dismissed or will require further litigation. On November 15, 2016, the Company entered into a stipulated settlement agreement to issue 200,000,000 common shares in full and final settlement of this matter and all legal complaints are withdrawn. In June 2018, the Company issued 92,780,388 shares of the agreed upon settlement.

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

Also, our business depends upon the continued efforts, abilities and expertise of our officer and director, Robert Eakle. We believe that the unique combination of skills and experience he possesses would be difficult to replace, and his loss could have a material adverse effect on us, including impairing our ability to execute our business strategy. We have a one-year written employment agreement with Mr. Eakle. This furthers the risk that we will not be able to secure his services on a long-term basis. If we lose the services of Mr. Eakle our business will suffer.

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

Rules of the Securities and Exchange Commission concerning low priced securities may limit the ability of shareholders to sell their shares

Our common stock is subject to Rule 15g-9 of the Securities and Exchange Commission which regulates broker/dealer practices in connection with transactions in "penny stocks". Penny stocks generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security are provided by the exchange or system. The penny stock rules require a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level or risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and if the broker/dealer is the sole market-maker, the broker/dealer must disclose this fact and the broker/dealers presumed control over the market. This information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. The bid and offer quotations, and the broker/dealer and its salesperson compensation information, must be given to the customer in writing before or with the customer's confirmation. The broker/dealer must make a special suitability determination for purchasers of the securities and receive the purchaser's written agreement to the transaction prior to sale. Monthly statements must be sent by the broker/dealer to the customer disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. These disclosure requirements may reduce the level of trading activity in the market for our common stock and may limit the ability of investors in this offering to sell our common stock in the secondary market.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive office is located at 3651 Lindell Road, Suite D # 356, Las Vegas, Nevada 89103. The office is rented on a month to month basis from BSSI for about $70 per month, primarily to meet the state of Nevada’s requirements since Alkame is a virtual organization. This rent is prepaid on an annual basis. All aspects of production are simply drop shipped from our manufacturing facility in Hayden Idaho (source) to the recipients. We believe that our properties are adequate for our current needs, but growth potential may require a facility due to anticipated addition of personnel. We do not have any policies regarding investments in real estate, securities or other forms of property.

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

In May 2014, we received notice that a complaint was filed in District Court, Clark County, NV alleging that we and various unnamed defendants are liable to a Mr. Renard Wiggins with regard to commissions and equity purportedly owed Mr. Wiggins, for services allegedly rendered in raising capital on behalf of our company prior to the reverse merger between Pinacle Enterprises Inc. (now Alkame Holdings, Inc.) and Alkame Water, Inc. in September 2013. After initial review, we have filed for a dismissal of the case with the District Court, do not believe there is any validity to the claims of Mr. Wiggins, and intend to vigorously continue defending against these claims. At December 31, 2015, all but two claims had been dismissed, and we were in court mandated settlement talks to determine if the remaining counts could be dismissed or would require further litigation. On November 15, 2016, the Company entered into a stipulated settlement agreement to issue 200,000,000 common shares in full and final settlement of this matter and all legal complaints are withdrawn. In June 2018, the Company issued 92,780,388 shares of the agreed upon settlement.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted under the symbol “ALKM” on the OTC Pink operated by OTC Markets Group, Inc. Only a limited market exists for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell his securities in our company.

The following tables set forth the range of high and low prices for our common stock for the each of the periods indicated as reported by the OTC Markets. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Year Ending December 31, 2015
	High	Low
December 31, 2015	$0.006	$0.0026
September 30, 2015	$0.0134	$0.0033
June 30, 2015	$0.0270	$0.0039
March 31, 2015	$0.0036	$0.0036

Year Ending December 31, 2014
	High	Low
December 31, 2014	$0.192	$0.031
September 30, 2014	$0.459	$0.060
June 30, 2014	$1.030	$0.122
March 31, 2014	$1.000	$0.480

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

Holders of Our Common Stock

As of July 17, 2018, we had 5,500,000,000 shares of our common stock issued and outstanding, held by 32 shareholders of record, with numerous others in street name.

As of the date of this filing, the Company has issued all authorized common shares, and as such, can no longer issue common shares until such time as the Company has received approval from our shareholders, and have filed an increase in the authorized common shares with the State of Nevada.

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

Recent Sales of Unregistered Securities

As of December 31, 2015, and 2014, there were 198,485,547 and 74,045,606 shares of common stock issued and outstanding, respectively.

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

On February 4, 2015, we issued 3,000,000 common shares upon conversion of $54,000 of accounts payable in connection with a settlement under the Section 3(a)10 of the Rules of the SEC. The shares were issued at a price of $0.018 per share.

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

On March 26, 2015, we issued 5,697,909 common shares upon conversion of $19,886 of convertible debt and accrued interest. The shares were issued at a price of $0.00349 per share. The shares were issued pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder.

On March 30, 2015, we issued 2,106,545 common shares upon conversion of $4,880 of convertible debt and accrued interest. The shares were issued at a price of $0.00231 per share. The shares were issued pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder.

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

On August 5, 2015, we issued 8,000,000 common shares upon conversion of $26,880 of accounts payable in connection with a settlement under the Section 3(a)10 of the Rules of the SEC. The shares were issued at a price of $0.00336 per share.

On August 25, 2015, we issued 7,000,000 common shares upon conversion of $21,000 of accounts payable in connection with a settlement under the Section 3(a)10 of the Rules of the SEC. The shares were issued at a price of $0.003 per share.

On September 28, 2015, we issued 5,482,288 common shares upon conversion of $10,855 of accounts payable in connection with a settlement under the Section 3(a)10 of the Rules of the SEC. The shares were issued at a price of $0.00198 per share.

On September 30, 2015 the Company recorded additional $24,718 as value of shares sold in payment of debt in excess of value in connection with the August and September 2015 settlements under the Section 3(a)10 of the Rules of the SEC.

On November 12, 2015, we issued 9,000,000 common shares upon conversion of $17,280 of accounts payable in connection with a settlement under the Section 3(a)10 of the Rules of the SEC. The shares were issued at a price of $0.00192 per share.

On December 9, 2015, we issued 1,000,000 Series D Preferred shares each to our CEO and a consultant, Kaufman & Associates Inc. The shares were issued at the market price of the common shares on the date of issuance multiplied by the number of common shares into which the Series D Preferred could convert or $0.03 per preferred share.

On December 29, 2015, we issued 7,500,000 common shares upon conversion of $18,000 of accounts payable in connection with a settlement under the Section 3(a)10 of the Rules of the SEC. The shares were issued at a price of $0.0024 per share.

On December 31, 2015 the Company recorded additional $21,056 as value of shares sold in payment of debt in excess of value in connection with the November and December 2015 settlements under the Section 3(a)10 of the Rules of the SEC.

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

Results of Operations for the Years Ended December 31, 2015 and 2014

We generated revenues of $898,381 for the year ended December 31, 2015, as compared with revenues of $143,321 for the year ended December 31, 2014. Revenue increased significantly in 2015 with the acquisition of Xtreme who was selling to 2 major retail store chains. We expect that over the coming months our work on establishing distribution channels and marketing efforts will continue to result in increased sales.

Our cost of sales was $858,477 for the year ended December 31, 2015, as compared with cost of sales of $212,673 for the year ended December 31, 2014. The current years increase in cost of sales versus the prior year is due to the increase in sales which covered more of the manufacturing overhead. We therefore had a gross profit of $39,904 for the year ended December 31, 2015, as compared with a gross loss of $69,352 for the year ended December 31, 2014.

We incurred operating expenses of $3,863,524 for the year ended December 31, 2015, as compared with $1,534,516 for the year ended December 31, 2014. Our operating expenses increased primarily as a result of impairment of our patents, goodwill, the customer list and trade names of $928,572, $658,187 and $343,750 respectively, and an increase of $211,497 in administrative payroll, associated taxes and benefit costs from the acquisition of Xtreme, as compared to the fiscal year ended December 31, 2014.

We incurred other expenses of $683,286 for the year ended December 31, 2015, as compared with $1,394,114 for the year ended December 31, 2014. We incurred interest expense of $182,242 for the year ended December 31, 2015, as compared with $121,919 for the year ended December 31, 2014. Borrowings during the years ended December 31, 2015 and 2014, lead to our increased interest expense. The increases in expenses in 2015 was due to the addition of the overhead and expenses assumed in the acquisition of Xtreme at the beginning of the year. During the years ended December 31, 2015 and 2014, we charged to operations $81,194 and $665,955 as amortization of deferred financing costs, respectively. We recorded amortization of beneficial conversion feature of $713,118 and $191,929 for the years ended December 31, 2015 and 2014, respectively. We also recognized derivative liability adjustments of $289,994 in income and $414,311 of expense for the years ended December 31, 2015 and 2014, respectively.

We incurred a net loss of $4,506,906 for the year ended December 31, 2015, as compared with a net loss of $2,997,983 for the year ended December 31, 2014. The increased loss is predominantly due to the impairment of goodwill, patents, customer lists and trade names which combined totaled $1,930,509 as of December 31, 2015 versus $-0- for the period ended December 31, 2014.

Liquidity and Capital Resources

As of December 31, 2015, we had current assets of $113,142 and total assets of $255,143. As of December 31, 2014, we had current assets of $585,483 and total assets of $750,911. The overall decrease in current assets is primarily a result of decreases in cash of $172,730, a decrease in accounts receivable of $54,272 prepaid expenses of $253,000, and inventory of $10,339 offset by an increase in other receivables of $18,000.

We had current liabilities of $4,452,468 and total liabilities of $4,506,527 as of December 31, 2015. As of December 31, 2014, we had current liabilities of $2,643,808 and total liabilities of $2,798,266. The increase in liabilities is primarily a result of a net increase in notes payable of $122,202, accounts payable and accrued expenses of $182,760, accrued interest of $126,345, an accrued legal obligation of $120,000, the issuance of convertible debentures totaling $362,233 and the recording of a net increase to derivative liability of $27,853.

As such, we had a working capital deficit of $4,339,326 and $2,058,325 as of December 31, 2015 and 2014, respectively.

Cash Flow Analysis:

Operating activities used $497,304 in cash for the year ended December 31, 2015 as compared to $508,052 for the year ended December 31, 2014. The $10,748 decrease in cash used was primarily attributable to increases in the accounts receivable and other receivable of $46,084, offset by an increase in accounts payable and accrued expenses of $750,356. Other major changes in this section are offset by the changes in various assets and liabilities acquired with the Xtreme acquisition.

Investing activities used $87,855 for the year ended December 31, 2015 as compared to $84,698 for the year ended December 31, 2014. In the year ended December 31, 2015, we made payments to Xtreme shareholders in connection with the acquisition of their shares, as well as purchasing additional equipment for operational needs, this was partially offset by cash acquired in the Xtreme deal. In the year ended December 31, 2014, the Company expensed a non-refundable extension deposit for the pending acquisition of Xtreme Technologies, and acquired additional production equipment and new manufacturing software. We expended $12,130 on potential joint ventures.

Financing activities provided $412,429 for the year ended December 31, 2015 as compared to $637,222 for the year ended December 31, 2014. Financing consisted of loans from officers, shareholders, and third-party lenders.

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

As of December 31, 2015, we had reserved up to 30,000,000 shares of Common Stock to provide for issuances upon full satisfaction of the Settlement Amount.

Convertible Debt

We have issued a number of convertible debentures in the aggregate principal amounts of $362,233 and $604,472 during the years ended December 31, 2015 and 2014, respectively. These debentures are more fully described in the footnotes to our audited financial statements and attached to our annual report as exhibits, but are summarized below.

1.	On August 6, 2014, we borrowed $68,000 under the terms of a convertible promissory note.

2.	On August 6, 2014, we borrowed $82,500 under the terms of a convertible promissory note.

3.	On August 11, 2014, we borrowed $45,000 under the terms of a convertible debenture.

4.	On September 4, 2014, we borrowed $42,500 under the terms of a convertible debenture.

5.	On September 5, 2014, we borrowed $52,500 under the terms of a convertible debenture.

6.	On September 11, 2014, we borrowed $56,250 under the terms of a convertible debenture.

7.	On October 24, 2014, we borrowed $55,000 under the terms of a convertible debenture.

8.	On October 27, 2014, we borrowed $33,000 under the terms of a convertible debenture.

9.	On October 29, 2014, we borrowed 55,000 under the terms of a convertible debenture.

10.	On November 12, 2014, we borrowed $75,000 under the terms of a convertible debenture.

11.	On December 16, 2014, we borrowed $39,772 under the terms of a convertible debenture.

12.	On January 7, 2015, we borrowed $28,000 under the terms of a convertible debenture.

13.	On January 22, 2015, we borrowed $75,000 under the terms of a convertible debenture.

14.	On February 9, 2015, we borrowed $108,000 under the terms of a convertible debenture.

15.	On February 10, 2015, we borrowed $22,000 under the terms of a convertible debenture.

16.	On February 24, 2015, we borrowed $35,000 under the terms of a convertible debenture.

17.	On February 25, 2015, we borrowed $33,333 under the terms of a convertible debenture.

18.	On March 13, 2015, we borrowed $52,500 under the terms of a convertible debenture.

19.	On October 7, 2015, we modified the terms of the convertible debenture and increased the principal amount of the debenture by $8,400, which resulted in the extinguishment of the convertible loan and the issuance of a note payable.

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of our company as a going concern. However, we had limited revenues and continuing losses from operations as of December 31, 2015. We currently have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Recently Issued Accounting Pronouncements

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which provides further guidance on identifying performance obligations and improves the operability and understandability of licensing implementation guidance.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) that clarifies how to apply revenue recognition guidance related to whether an entity is a principal or an agent. ASU 2016-08 clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer and provides additional guidance about how to apply the control principle when services are provided and when goods or services are combined with other goods or services.

The effective date for ASU 2016-10 is the same as the effective date of ASU 2016-08 and ASU 2014-09 as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within those years.

Effective January 1, 2018, the Company will adopt the requirements of Topic 606 using the modified retrospective method. Upon adoption, the Company will recognize the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. Using the modified retrospective method of adoption, the comparative information for periods prior to 2018 will not be restated and instead will continue to be reported under the accounting standards in effect for those periods.

The Company anticipates that the adoption of the new standard will not result in a material difference between the recognition of revenue under Topic 606 and prior accounting standards. In addition, to meet the disaggregation disclosure requirements under Topic 606, the Company anticipates its disclosure of revenue disaggregation will be by major product group, geographic area and major sales channels.

Share-Based Compensation: Modification Accounting. In May 2017, the FASB issued an update to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. This authoritative guidance will be applied prospectively to awards modified following adoption and will be effective for Alkame in the first quarter of fiscal 2019 with early adoption permitted. The impact of the adoption of this guidance will depend on whether the Company has any share-based payment awards or makes any future modifications of share-based payment awards.

Retirement Benefits. In March 2017, the FASB issued authoritative guidance which requires companies to present the service cost component of net benefit cost in the same line items in which they report compensation cost. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The authoritative guidance will be effective for Alkame in the first quarter of fiscal 2019 on a retrospective basis, with early adoption permitted. The adoption of this guidance is only expected to result in reclassification of other components of net benefit costs outside of income from operations and is not expected to have a significant impact on Alkame’s consolidated financial statements as the Company does not have such a plan at this time.

Business Combinations. In January 2017, the FASB issued authoritative guidance that clarifies the definition of a business to help companies evaluate whether acquisition or disposal transactions should be accounted for as asset groups or as businesses. The authoritative guidance will be effective for Alkame in the first quarter of fiscal 2019 on a prospective basis, with early adoption permitted. The impact of the adoption depends on the facts and circumstances of future acquisition or disposal transactions.

Income Taxes: Intra-Entity Asset Transfers. In October 2016, the FASB issued authoritative guidance that requires entities to recognize at the transaction date the income tax consequences of intercompany asset transfers other than inventory. The authoritative guidance will be effective for Alkame in the first quarter of fiscal 2019, with early adoption permitted. Alkame is currently evaluating the effect of this new guidance on Alkame’s consolidated financial statements.

Classification of Certain Cash Receipts and Cash Payments. In August 2016, the FASB issued authoritative guidance which addresses classification of certain cash receipts and cash payments related to the statement of cash flows. The authoritative guidance will be effective for Alkame in the first quarter of fiscal 2019. The adoption of this guidance is not expected to have a significant impact on Alkame’s consolidated financial statements.

Share-Based Compensation. In March 2016, the FASB issued authoritative guidance that simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Alkame plans to adopt the authoritative guidance effective in the first quarter of fiscal 2018. Upon adoption, Alkame will elect to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period. The new standard will result in the recognition of excess tax benefits in provision for income taxes rather than paid-in capital prospectively, which is expected to increase volatility in Alkame’s results of operations. Alkame will elect to apply the presentation requirements for cash flows related to excess tax benefits retrospectively. The presentation requirements for cash flows related to employee taxes paid for withheld shares will be presented as a financing activity retrospectively, as required. Alkame expects cash flow from operations to increase, with a corresponding decrease in cash flow from financing activity as a result of the changes in the cash flow presentation.

Leases. In February 2016, the FASB issued authoritative guidance for lease accounting, which requires lessees to recognize lease assets and liabilities on the balance sheet for certain lease arrangements that are classified as operating leases under the previous standard, and to provide for enhanced disclosures. The authoritative guidance will be effective for Alkame in the first quarter of fiscal 2020 and should see Alkame using a modified retrospective approach. Early adoption is permitted. Alkame is currently evaluating the effect of this new guidance on Alkame’s consolidated financial statements.

Financial Instruments: Classification and Measurement. In January 2016, the FASB issued authoritative guidance that requires equity investments that do not result in consolidation, and are not accounted for under the equity method, to be measured at fair value, and requires recognition of any changes in fair value in net income unless the investments qualify for a new practicability exception. For financial liabilities measured at fair value, the change in fair value caused by a change in instrument-specific credit risk will be required to be presented separately in other comprehensive income. The authoritative guidance will be effective for Alkame in the first quarter of fiscal 2019. Early adoption is permitted only for the provisions related to the recognition of changes in fair value of financial liabilities caused by instrument-specific credit risk. Alkame is currently evaluating the effect of this new guidance on Alkame’s consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Off Balance Sheet Arrangements

As of December 31, 2015, there were no off-balance sheet arrangements.

Inflation

The effect of inflation on the Company's revenue and operating results was not significant.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of December 31, 2015 and 2014
F-3	Consolidated Statements of Operations for the years ended December 31, 2015 and 2014
F-4	Consolidated Statement of Stockholders’ Equity (Deficit) for the two years in the period ended December 31, 2015
F-5	Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014
F-6	Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Alkame Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Alkame Holdings, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the two years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alkame Holdings, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for the two years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has sustained net losses from operations and stockholder’s deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

July 17, 2018

New York, New York

ALKAME HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash	$—	$172,730
Accounts receivable (net of reserve for bad debts of $161,000 and $23,000, respectively)	28,238	82,510
Other receivable	18,000	—
Prepaid expenses	7,000	260,000
Inventory	59,904	70,243
Total current assets	113,142	585,483

Fixed and intangible assets:
Manufacturing equipment, net	122,829	11,149
Software	11,997	17,995
Intangible assets, net	1,662	4,509
Fixed and intangible assets, net	136,488	33,653

Other assets:
Deferred finance costs	5,513	63,375
Investments	—	68,400
Total other assets	5,513	131,775

Total assets	$255,143	$750,911

LIABILITIES AND STOCKHOLDERS DEFICIT
Current liabilities:
Cash overdraft	$2,448	$—
Accounts payable and accrued expenses	727,290	304,530
Accrued interest	272,391	146,046
Accrued compensation	513,480	240,000
Customer deposits	17,170	—
Legal obligations	120,000	—
Loans from officer	26,456	3,489
Notes payable (net of debt discount of $35,095 and $0, respectively)	991,119	762,000
Note due Xtreme Shareholders	183,000	—
Convertible debentures (net of debt discount of $27,411 and $280,288, respectively)	552,479	168,961
Derivative instrument liability	1,046,635	1,018,782
Total current liabilities	4,452,468	2,643,808

Long-term liabilities:
Notes payable - long term	24,573	131,490
Convertible debt - long term (net of debt discount of $25,847 and $132,254, respectively)	29,486	22,968
Total long-term liabilities	54,059	154,458

Total liabilities	4,506,527	2,798,266

Commitments and contingencies	—	—

Stockholders’ deficit
Preferred stock - $0.001 par value, authorized - 100,000,000 shares;
Series A Convertible Preferred stock - $0.001 par value, 12,000,000 shares designated; issued and outstanding - 12,000,000 and 12,000,000 shares, respectively	12,000	12,000
Series B Preferred stock - $0.001 par value, 70,000,000 shares designated; issued and outstanding 65,398,334 and 65,398,334 shares, respectively	65,398	65,398
Series C Preferred stock - $0.001 par value, 10,000,000 shares designated; issued and outstanding 0 shares	—	—
Series D Preferred stock - $0.001 par value, 4,000,000 shares designated; issued and outstanding 2,000,000 and 0 shares, respectively	2,000	—
Common stock - $0.001 par value, authorized - 900,000,000 shares; issued and outstanding - 198,485,547 and 74,045,606 shares, respectively	198,486	74,046
Common stock to be issued	13,500	13,500
Series C Convertible Preferred Stock to be issued	1,425,000	—
Additional paid-in capital	7,010,488	6,259,050
Accumulated deficit	(12,978,256)	(8,471,350)
Total stockholders' deficit	(4,251,384)	(2,047,355)

Total liabilities and stockholders' deficit	$255,143	$750,911

See accompanying notes to the consolidated financial statements

ALKAME HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31, 2015	December 31, 2014

Revenues	$898,381	$143,321

Cost of goods sold	858,477	212,673

Gross profit (loss)	39,904	(69,352)

Operating expenses:
Selling expenses	585,352	939,618
General and administrative	1,211,139	592,055
Depreciation and amortization	136,523	2,844
Impairment of goodwill	658,187	—
Impairment of patents	928,572	—
Impairment customer list and trade names	343,750	—
Total operating expenses	3,863,524	1,534,517

Loss from operations	(3,823,620)	(1,603,869)

Other (Income) / Expenses:
Amortization of deferred financing costs	81,194	665,955
Interest expense	182,242	121,919
Amortization of beneficial conversion feature	713,118	191,929
Gain on change in fair value of derivative liability	(289,994)	414,311
Gain on extinguishment of debt	(28,904)	—
Loss on disposition of terminated joint ventures	25,630	—
Total other expenses	683,286	1,394,114

Net loss applicable to common stock holders	$(4,506,906)	$(2,997,983)

Per share data
Net Loss per share - basic and diluted	$(0.03)	$(0.04)

Weighted average number of
shares outstanding- basic and diluted	149,785,191	75,924,202

See accompanying notes to the consolidated financial statements

ALKAME HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Series A Convertible Preferred Stock		Preferred B Stock		Preferred D Stock		Common Stock
	($.001 par value)		($.001 par value)		($.001 par value)		($.001 par value)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stock To be issued	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)

Balance, January 1, 2014	12,000,000	$12,000	—	$—	—	$—	135,089,766	$135,090	$—	$5,548,405	$(5,473,367)	$222,128

Issuance of stock for:
Conversion of common shares to Series B Convertible Preferred Shares		—	65,210,834	65,211		—	(65,210,834)	(65,211)	—	—	—	—
Issuance of common shares for commitment fees		—		—		—	4,166,674	4,167		620,833	—	625,000
Issuance of Series B Convertible Preferred Shares for placement fees		—	187,500	188		—	—	—		89,812	—	90,000
Common stock to be issued		—		—		—	—	—	13,500	—	—	13,500

Net loss		—		—		—	—	—	—	—	(2,997,983)	(2,997,983)

Balance, December 31, 2014	12,000,000	12,000	65,398,334	65,398	—	—	74,045,606	74,046	13,500	6,259,050	(8,471,350)	(2,047,355)

Issuance of stock for:
Conversion of debentures and accrued interest		—		—		—	37,738,788	37,739		276,914	—	314,653
Settlement of accounts payable		—		—		—	86,701,153	86,701		416,523	—	503,224
Issuance of Series D Preferred Stock for employment and consulting services		—		—	2,000,000	2,000		—		58,000		60,000
Series C Convertible Preferred stock to be issued for the acquisition of Xtreme		—		—		—		—	1,425,000	—	—	1,425,000

Net loss		—		—		—	—	—			(4,506,906)	(4,506,906)

Balance, December 31, 2015	12,000,000	$12,000	65,398,334	$65,398	2,000,000	$2,000	198,485,547	$198,486	$1,438,500	$7,010,488	$(12,978,256)	$(4,251,384)

See accompanying notes to the consolidated financial statements

ALKAME HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	December 31, 2015	December 31, 2014
Cash flows from operating activities:
Net loss	$(4,506,906)	$(2,997,983)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debts	138,000	23,000
Depreciation and amortization	160,186	3,497
Common stock issued for services	—	625,000
Impairment of intangible assets	1,930,509	—
Amortization of debt discount – Xtreme	16,905	—
Amortization of beneficial conversion feature	713,118	191,929
Change in fair value of derivative liability	(289,994)	414,310
Amortization of prepaid assets	253,000	634,500
Series D/B Convertible Preferred shares issued for services	60,000	90,000
Amortization of deferred financing costs	81,194	40,955
Gain on extinguishment of debt	(28,904)	—
Loss on disposition of terminated joint ventures	25,630	—
Changes in operating asset and liability account balances:
Accounts receivable	(28,430)	(105,179)
Other receivable	(17,654)	—
Deposits	—	15,032
Inventory	85,519	(24,645)
Prepaid expenses	—	(10,000)
Accrued interest	160,167	109,699
Accounts payable and accrued expenses	750,356	481,833
Total adjustments	4,009,602	2,489,931

Net cash used in operating activities	(497,304)	(508,052)

Cash flows from investing activities
Payment of purchase consideration to Xtreme Technologies, Inc.	(45,100)	(54,900)
Cash acquired from Xtreme Technologies, Inc.	13,287	—
Funds spent on potential joint venture	(12,130)	—
Purchase of equipment	(43,912)	(29,798)
Net cash used in investing activities	(87,855)	(84,698)

Cash flows from financing activities:
Cash overdraft	2,448	—
Proceeds from officer loans	22,967	—
Proceeds from notes payable	165,260	100,000
Payments of notes payable	(109,296)	(10,000)
Proceeds from convertible notes	353,833	604,472
Payments of convertible notes	(22,783)	(57,250)
Net cash provided by financing activities	412,429	637,222

Net (decrease) increase in cash	(172,730)	44,472

Cash at beginning of year	172,730	128,258

Cash at end of year	$—	$172,730

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$20,788	$—
Cash paid for income taxes	$—	$—

Supplemental Schedules of Noncash Investing and Financing Activities:
Conversion of notes payable and accrued interest into common stock	$314,653	$—
Conversion of convertible loans and accrued interest to notes payable	$36,400	$—
Common stock to be issued for acquisition	$—	$13,500
Common stock issued to settle accounts payable	$503,225	$—
Payment made by EROP to noteholders on Company's behalf	$342,000	$—
Assets taken over and liabilities assumed from Xtreme Technologies, Inc.	$2,050,000	$—
Conversion of Common shares in Series B convertible preferred stock	$—	$65,211
Beneficial conversion feature on convertible debt	$353,832	$(191,929)

See accompanying notes to the consolidated financial statements

Alkame Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

 For the years ended December 31, 2015 and 2014

1.	Organization and Nature of Operations

Alkame Holdings, Inc. (fka Pinacle Enterprise Inc.) (the "Company", “we”, “us” or “our”) was incorporated under the laws of the State of Nevada on April 19, 2010.  The Company is in the business of distributing bottled alkaline, antioxidant and oxygenated water.

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

The accompanying consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $12,978,256 and has incurred a net loss of $4,506,906 for the year ended December 31, 2015. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by seeking long term financing which may be in the form of additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

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

b)  Principles of Consolidation

The consolidated financial statements include the accounts of Alkame Holdings, Inc. (parent), Alkame Water, Inc., and Xtreme Technologies, Inc. our wholly owned subsidiaries which have common ownership and management.  All intercompany balances and transactions have been eliminated.

c)  Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. Significant estimates included are assumptions about collection of accounts receivable, useful life of fixed and intangible assets, impairment analysis of goodwill and intangible assets, estimates used in the fair value calculation of stock based compensation, beneficial conversion feature and derivative liability on convertible notes and warrants using Black-Scholes Model.

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

	As of December 31,
	2015	2014
Series A Convertible Preferred Stock	600,000,000	600,000,000
Series B Convertible Preferred Stock	65,398,334	65,398,334
Series D Convertible Preferred Stock	20,000,000	—
3(a)10 Shares Issuances	691,349,500	—
Convertible notes payable	392,190,145	35,726,322
Warrants	1,587,302	1,587,302

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

At December 31, 2015 and 2014, the Company had an allowance for bad debts in the amount of $161,000 and $23,000 respectively.

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

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which provides further guidance on identifying performance obligations and improves the operability and understandability of licensing implementation guidance.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) that clarifies how to apply revenue recognition guidance related to whether an entity is a principal or an agent. ASU 2016-08 clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer and provides additional guidance about how to apply the control principle when services are provided and when goods or services are combined with other goods or services.

The effective date for ASU 2016-10 is the same as the effective date of ASU 2016-08 and ASU 2014-09 as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within those years.

Effective January 1, 2018, the Company will adopt the requirements of Topic 606 using the modified retrospective method. Upon adoption, the Company will recognize the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. Using the modified retrospective method of adoption, the comparative information for periods prior to 2018 will not be restated and instead will continue to be reported under the accounting standards in effect for those periods.

The Company anticipates that the adoption of the new standard will not result in a material difference between the recognition of revenue under Topic 606 and prior accounting standards. In addition, to meet the disaggregation disclosure requirements under Topic 606, the Company anticipates its disclosure of revenue disaggregation will be by major product group, geographic area and major sales channels.

Share-Based Compensation: Modification Accounting. In May 2017, the FASB issued an update to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. This authoritative guidance will be applied prospectively to awards modified following adoption and will be effective for Alkame in the first quarter of fiscal 2019 with early adoption permitted. The impact of the adoption of this guidance will depend on whether the Company has any share-based payment awards or makes any future modifications of share-based payment awards.

Retirement Benefits. In March 2017, the FASB issued authoritative guidance which requires companies to present the service cost component of net benefit cost in the same line items in which they report compensation cost. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The authoritative guidance will be effective for Alkame in the first quarter of fiscal 2019 on a retrospective basis, with early adoption permitted. The adoption of this guidance is only expected to result in reclassification of other components of net benefit costs outside of income from operations and is not expected to have a significant impact on Alkame’s consolidated financial statements as the Company does not have such a plan at this time.

Business Combinations. In January 2017, the FASB issued authoritative guidance that clarifies the definition of a business to help companies evaluate whether acquisition or disposal transactions should be accounted for as asset groups or as businesses. The authoritative guidance will be effective for Alkame in the first quarter of fiscal 2019 on a prospective basis, with early adoption permitted. The impact of the adoption depends on the facts and circumstances of future acquisition or disposal transactions.

Income Taxes: Intra-Entity Asset Transfers. In October 2016, the FASB issued authoritative guidance that requires entities to recognize at the transaction date the income tax consequences of intercompany asset transfers other than inventory. The authoritative guidance will be effective for Alkame in the first quarter of fiscal 2019, with early adoption permitted. Alkame is currently evaluating the effect of this new guidance on Alkame’s consolidated financial statements.

Classification of Certain Cash Receipts and Cash Payments. In August 2016, the FASB issued authoritative guidance which addresses classification of certain cash receipts and cash payments related to the statement of cash flows. The authoritative guidance will be effective for Alkame in the first quarter of fiscal 2019. The adoption of this guidance is not expected to have a significant impact on Alkame’s consolidated financial statements.

Share-Based Compensation. In March 2016, the FASB issued authoritative guidance that simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Alkame plans to adopt the authoritative guidance effective in the first quarter of fiscal 2018. Upon adoption, Alkame will elect to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period. The new standard will result in the recognition of excess tax benefits in provision for income taxes rather than paid-in capital prospectively, which is expected to increase volatility in Alkame’s results of operations. Alkame will elect to apply the presentation requirements for cash flows related to excess tax benefits retrospectively. The presentation requirements for cash flows related to employee taxes paid for withheld shares will be presented as a financing activity retrospectively, as required. Alkame expects cash flow from operations to increase, with a corresponding decrease in cash flow from financing activity as a result of the changes in the cash flow presentation.

Leases. In February 2016, the FASB issued authoritative guidance for lease accounting, which requires lessees to recognize lease assets and liabilities on the balance sheet for certain lease arrangements that are classified as operating leases under the previous standard, and to provide for enhanced disclosures. The authoritative guidance will be effective for Alkame in the first quarter of fiscal 2020 and should see Alkame using a modified retrospective approach. Early adoption is permitted. Alkame is currently evaluating the effect of this new guidance on Alkame’s consolidated financial statements.

Financial Instruments: Classification and Measurement. In January 2016, the FASB issued authoritative guidance that requires equity investments that do not result in consolidation, and are not accounted for under the equity method, to be measured at fair value, and requires recognition of any changes in fair value in net income unless the investments qualify for a new practicability exception. For financial liabilities measured at fair value, the change in fair value caused by a change in instrument-specific credit risk will be required to be presented separately in other comprehensive income. The authoritative guidance will be effective for Alkame in the first quarter of fiscal 2019. Early adoption is permitted only for the provisions related to the recognition of changes in fair value of financial liabilities caused by instrument-specific credit risk. Alkame is currently evaluating the effect of this new guidance on Alkame’s consolidated financial statements.

Inventory: In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (Topic 330). ASU 2015-11 simplifies the accounting for the valuation of all inventory not accounted for using the last-in, first-out (“LIFO”) method by prescribing that inventory be valued at the lower of cost and net realizable value. ASU 2015-11 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 on a prospective basis. Alkame is currently evaluating the effect of this new guidance on Alkame’s consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

m)   Inventory

Inventories are stated at the lower of cost or market, and consist of finished goods produced in accordance with Company specifications, work-in-process as such may exist from time to time at various supplier locations that may work with Company supplied goods and materials, and raw materials that are purchased in connection with upcoming seasonal production of goods.

n) Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of December 31, 2015, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

ASC 815 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of ASC 815. ASC 815 also provides an exception to this rule when the host instrument is deemed to be conventional, as described.

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

q) Advertising

Advertising is expensed as incurred and is included in selling costs on the accompanying consolidated statements of operations. Advertising and marketing expense for the years ended December 31, 2015 and 2014 was $22,728 and $17,331, respectively.

r) Shipping costs

Shipping costs are included in cost of goods sold and totaled $272,124 and $50,572 for the years ended December 31, 2015 and 2014, respectively.

4.	Acquisition of Xtreme Technologies

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

In accordance with the terms of the Agreement, the Amendment and the Second Amendment, we agreed to purchase all of the outstanding shares of Xtreme for the purchase price of $2,000,000, payable as follows:

▪	A cash payment of $50,000 has been previously paid as a non-refundable deposit;
▪	The Closing Date is effective as of January 13, 2015;
▪	An additional cash payment of $525,000 shall be paid within two hundred and forty (240) days of the Closing Date, which, along with the initial $50,000 deposit, shall pay the obligations on Xtreme’s balance sheet;
▪	The balance of $1,425,000 shall be payable by the issuance of shares of the Company’s Series B Preferred Stock to be divided pro rata among the Company’s shareholders of record as of the Closing Date. The Series B Preferred Stock shall include an option to convert each share of Series B Preferred Stock into one share of the Company’s Common Stock. The Series B Preferred Stock shall be held in escrow along with the issued and outstanding shares of Xtreme’s capital stock pending the full payment of $525,000. As of the date of this report, the balance of $525,000 has been fully paid to Xtreme; and
▪	One of Xtreme’s previous officers and directors holds outstanding options to purchase up to 1,009,000 shares of Xtreme’s common stock at the price of $0.10 per share. At the Closing Date, pursuant to Idaho law, Xtreme shall notify this previous officer and director of his 30-day right to exercise any or all of his remaining options. If he elects to exercise any of his options within such 30-day period, the Company agrees to issue additional shares of Series B Preferred Stock in exchange for such Xtreme shares. Xtreme notified the option holder and the 30-day period expired unanswered. The options expired unexercised.

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

In addition, after the Closing Date, Xtreme’s current officers and directors, namely, Jeffery J. Crandall, John N. Marcheso and Michael J. Bibin, shall continue to serve in that capacity until the $525,000 is paid in full. Our President and CEO, Robert K. Eakle and two (2) additional representatives of our company shall be appointed as directors of Xtreme and shall serve together with the other directors until the $525,000 is paid in full. In addition, Mr. Eakle shall be named as President and Chief Executive Officer of Xtreme. Until the $525,000 is paid in full, the officers and directors of Xtreme shall not make any material change in the company’s business and operations without unanimous consent of the directors. If the $525,000 is not paid in full within two hundred and forty (240) days of the Closing Date, as may be extended, then the appointments of Mr. Eakle and the other two representatives as interim officers and directors shall be terminated. Upon payment of $525,000 in full to Xtreme, all former officers and directors of Xtreme shall resign and full control of Xtreme shall be tendered to us. Provided that certain representations are accurate, Jeffery J. Crandall, John N. Marcheso and Michael J. Bibin shall be released by us and Xtreme from any liability as officers and directors of Xtreme for their fiduciary obligations occurring prior to the Closing Date. As of the date of this filing, the entire payment has been made.

 We previously held a three-year limited exclusive distribution agreement with Xtreme for the consumer market. We were permitted to distribute the technologically enhanced bottled water in the consumer market in the United States, Canada and Mexico. As a result of the Agreement, Amendment, and Second Amendment, Xtreme became our wholly-owned subsidiary and we acquired the patents on the proprietary process that we believe is the most technologically advanced in water treatment systems for complete hydration. We will now assume the operations of Xtreme and continue its business of distributing technologically enhanced bottled water.

Upon closing of the acquisition, we discovered that Xtreme was operating at a loss for the prior year and that it required a substantial cash infusion. We began a program of upgrading the production line, reorganized personnel, and began an effort to increase sales of the division so that it returns to profitability as quickly as possible. However, as 2015 progressed, it became obvious that changes in contracts negotiated prior to our acquisition were no longer profitable and we terminated the agreements with those customers.

Our primary objective now is to introduce, promote, aggressively market and establish channels of distribution to sell our product to a wide range of consumers, first in the United States, Canada and Mexico, and then globally. In addition, the Company is moving in the direction of bottling or “co-packing”.

Alkame Holdings, Inc.

Xtreme Technologies, Inc.

Asset Acquired & Liabilities Assumed

January 14, 2015

	Assets	Liabilities		2015 Impairment
Cash	$13,287	$		$
Receivables	55,644
Inventory	75,180
Fixed Assets	91,431
Patent Costs	1,000,000				1,000,000
Customer List	250,000				250,000
Trade Names	150,000				150,000
Goodwill	658,187				658,187
Accounts Payable & Accrued Liabilities			243,729
Purchase consideration (Cash $625,000 and Series C Convertible Preferred Stock to be issued $1,425,000)			2,050,000
	$2,293,729		$2,293,729		$2,058,187

As of the date of this filing, the Company has closed down this division, and written the asset values off in their entirety.

5.	Notes Payable, current and long-term

At December 31, 2015 and 2014, notes payable consisted of the following:

	December 31, 2015	December 31, 2014
Notes payable - current	$1,050,787	$893,490
Note payable Xtreme shareholders	183,000	—
Officer loans	26,456	3,489
Unamortized debt discount	(35,095)	—
Carrying amount	$1,225,148	$896,979
Less: current portion	(1,200,575)	(765,489)
Long-term notes payable, net	$24,573	$131,490

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

During the years ended December 31, 2015 and 2014, the Company repaid $10,000 and $10,000 of the Note respectively.

At December 31, 2015 and 2014, the balance of the Note was $36,573 and $43,490, respectively.

Long-term:

On March 29, 2013, the Company entered into a two-year promissory note agreement for $500,000. On April 8, 2013, the Company received $200,000 and on May 1, 2013, the Company received $300,000. On September 27, 2013, the note agreement was amended to include an additional advance to the Company of $250,000.  Pursuant to the agreement, the loan is secured with a general security agreement, bears interest at 10% per annum, and $500,000 was due on March 30, 2015 and $250,000 is due on September 27, 2015. The original note, and the amendment, each mature two years from date of issuance or amendment. The payment due March 30, 2015 has not been declared in default, and the Company was in settlement discussions with the lender.

On March 11, 2014, the Company entered into an additional two-year promissory note agreement for an additional $100,000 from the same investor group, on the same terms as outlined above.

As of December 31, 2015, the Company classified $850,000 of this note payable to current liability.

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

During the years ended December 31, 2015 and 2014, the Company charged to operations $81,194 and $665,955 as amortization of deferred financing costs, respectively. As of December 31, 2015, and 2014, remaining balance in deferred financing cost of $5,513 and $63,375, respectively is presented as part of other assets.

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

6.	Convertible debt

At December 31, 2015 and 2014 convertible notes and debentures consisted of the following:

	December 31, 2015	December 31, 2014
Convertible notes payable	$635,223	$604,472
Unamortized debt discount	(53,258)	(412,542)
Carrying amount	$581,965	$191,930
Less: current portion	(552,479)	(168,962)
Long-term convertible notes, net	$29,486	$22,968

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

During the year ended December 31, 2015, the Company amortized the remaining $65,313 to the current period operations as amortization of beneficial conversion feature upon full conversion of the debenture.

At December 31, 2015, due to full conversion of the debenture, the Company adjusted the recorded fair value of the derivative liability to $0 resulting in non-cash, non-operating gain of $142,317 for the year ended December 31, 2015.

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

During the year ended December 31, 2015, the Company amortized the remaining $30,222 to the current period operations as amortization of beneficial conversion feature upon full conversion of the debenture.

At December 31, 2015, due to full conversion of the debenture, the Company adjusted the recorded fair value of the derivative liability to $0 resulting in non-cash, non-operating gain of $90,253 for the year ended December 31, 2015.

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

During the year ended December 31, 2015, the Company amortized the remaining $7,500 to the current period operations as amortization of beneficial conversion feature upon full conversion of the debenture.

At December 31, 2015, due to full conversion of the debenture, the Company adjusted the recorded fair value of the derivative liability to $0 resulting in non-cash, non-operating gain of $58,401 for the year ended December 31, 2015.

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

During the year ended December 31, 2015, the Company amortized the remaining $23,611 to the current period operations as amortization of beneficial conversion feature upon full conversion of the debenture.

At December 31, 2015, due to full conversion of the debenture, the Company adjusted the recorded fair value of the derivative liability to $0 resulting in non-cash, non-operating gain of $59,207 for the year ended December 31, 2015.

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

During the year ended December 31, 2015, the Company amortized $35,000 to current period operations as amortization of beneficial conversion feature.

The fair value of the described embedded derivative of $89,087 at December 31, 2015 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	279%
Risk free rate:	0.16%

At December 31, 2015, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $1,089 for the year ended December 31, 2015.

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

During the year ended December 31, 2015, the Company amortized the remaining $31,250 to the current period operations as amortization of beneficial conversion feature upon full conversion of the debenture.

At December 31, 2015, due to full conversion of the debenture, the Company adjusted the recorded fair value of the derivative liability to $0 resulting in non-cash, non-operating gain of $84,645 for the year ended December 31, 2015.

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

During the year ended December 31, 2015, the Company amortized $41,250 to current period operations as amortization of beneficial conversion feature.

The fair value of the described embedded derivative of $79,536 at December 31, 2015 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	279%
Risk free rate:	0.16%

At December 31, 2015, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $5,679 for the year ended December 31, 2015.

Note issued on October 27, 2014:

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

During the year ended December 31, 2015, the Company amortized $16,500 to current period operations as amortization of beneficial conversion feature.

The fair value of the described embedded derivative of $70,237 at December 31, 2015 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	279%
Risk free rate:	0.65%

At December 31, 2015, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $12,490 for the year ended December 31, 2015.

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

During the year ended December 31, 2015, the Company amortized $41,250 to current period operations as amortization of beneficial conversion feature.

The fair value of the described embedded derivative of $95,625 at December 31, 2015 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	279%
Risk free rate:	0.16%

At December 31, 2015, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $10,134 for the year ended December 31, 2015.

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

During the year ended December 31, 2015, the Company amortized $56,250 to current period operations as amortization of beneficial conversion feature.

The fair value of the described embedded derivative of $101,204 at December 31, 2015 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	279%
Risk free rate:	0.16%

At December 31, 2015, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $94,135 for the year ended December 31, 2015.

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

During the year ended December 31, 2015, the Company amortized $19,861 to current period operations as amortization of beneficial conversion feature.

The fair value of the described embedded derivative of $84,713 at December 31, 2015 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	279%
Risk free rate:	0.65%

At December 31, 2015, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $14,726 for the year ended December 31, 2015.

Note issued on January 22, 2015:

On January 22, 2015, the Company entered into a one-year convertible debenture for $75,000 with an accredited institutional investor. The debenture is convertible at 55% of the lowest trading price in the 20 trading days prior to conversion.

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

Dividend yield:	0%
Volatility	335%
Risk free rate:	0.17%

The initial fair values of the embedded debt derivative of $210,982 was allocated as a debt discount up to the proceeds of the note ($75,000) with the remainder ($135,982) charged to operations as derivative liability adjustment during the year ended December 31, 2015.

During the year ended December 31, 2015, the Company amortized $75,000 to current period operations as amortization of beneficial conversion feature.

The fair value of the described embedded derivative of $121,370 at December 31, 2015 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	279%
Risk free rate:	0.16%

At December 31, 2015, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $89,611 for the year ended December 31, 2015.

Note issued on January 29, 2015, converted to cash flow loan:

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

The initial fair values of the embedded debt derivative of $46,247 was allocated as a debt discount up to the proceeds of the note ($28,000) with the remainder ($18,247) charged to operations as derivative liability adjustment during the year ended December 31, 2015.

During the year ended December 31, 2015, the Company amortized the $28,000 to the current period operations as amortization of beneficial conversion feature.

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

On October 10, 2015, the Company converted this loan into a cash flow loan with no conversion features. Accordingly, the Company recognized a gain on extinguishment of debt in the amount of $28,904.

Note issued on February 9, 2015:

On February 9, 2015, the Company entered into a one-year convertible debenture for $108,000 with an accredited institutional investor. The debenture is convertible at 60% of the lowest trading price in the 20 trading days prior to conversion.

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

The initial fair values of the embedded debt derivative of $181,521 was allocated as a debt discount up to the proceeds of the note ($108,000) with the remainder ($73,521) charged to operations as derivative liability adjustment during the year ended December 31, 2015.

During the year ended December 31, 2015, the Company amortized $99,000 to current period operations as amortization of beneficial conversion feature.

The fair value of the described embedded derivative of $139,323 at December 31, 2015 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	279%
Risk free rate:	0.14%

At December 31, 2015, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $42,197 for the year ended December 31, 2015.

Note issued on February 10, 2015:

On February 10, 2015, the Company entered into a two-year convertible debenture for $22,000 with an accredited institutional investor. The debenture is convertible at 60% of the lowest trading price in the 25 trading days prior to conversion.

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

The initial fair values of the embedded debt derivative of $41,170 was allocated as a debt discount up to the proceeds of the note ($22,000) with the remainder ($19,170) charged to operations as derivative liability adjustment during the year ended December 31, 2015.

During the year ended December 31, 2015, the Company amortized $22,000 to current period operations as amortization of beneficial conversion feature.

The fair value of the described embedded derivative of $48,922 at December 31, 2015 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	279%
Risk free rate:	0.65%

At December 31, 2015, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $7,751 for the year ended December 31, 2015.

Note issued on February 19, 2015:

On February 19, 2015, the Company entered into a one-year convertible debenture for $35,000 with an accredited institutional investor. The debenture is convertible at 50% of the lowest trading price in the 20 trading days prior to conversion.

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

The initial fair values of the embedded debt derivative of $53,829 was allocated as a debt discount up to the proceeds of the note ($35,000) with the remainder ($18,829) charged to operations as derivative liability adjustment during the year ended December 31, 2015.

During the year ended December 31, 2015, the Company amortized $32,083 to current period operations as amortization of beneficial conversion feature.

The fair value of the described embedded derivative of $58,999 at December 31, 2015 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	279%
Risk free rate:	0.14%

At December 31, 2015, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $5,170 for the year ended December 31, 2015.

Note issued on February 25, 2015:

On February 25, 2015, the Company entered into a two-year convertible debenture for $33,333 with an accredited institutional investor. The debenture is convertible at lower of $0.10 per share or 60% of the lowest trading price in the 25 trading days prior to conversion.

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

The initial fair values of the embedded debt derivative of $61,358 was allocated as a debt discount up to the proceeds of the note ($33,333) with the remainder ($28,025) charged to operations as derivative liability adjustment during the year ended December 31, 2015.

During the year ended December 31, 2015, the Company amortized $15,278 to current period operations as amortization of beneficial conversion feature.

The fair value of the described embedded derivative of $74,476 at December 31, 2015 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	279%
Risk free rate:	0.65%

At December 31, 2015, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $13,118 for the year ended December 31, 2015.

Note issued on March 13, 2015:

On March 13, 2015, the Company entered into an eight-month convertible debenture for $52,500 with an accredited institutional investor. The debenture is convertible at 53% of the lowest trading price in the 20 trading days prior to the conversion.

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

The initial fair values of the embedded debt derivative of $73,432 was allocated as a debt discount up to the proceeds of the note ($52,500) with the remainder ($20,932) charged to operations as derivative liability adjustment during the year ended December 31, 2015.

During the year ended December 31, 2015, the Company amortized $52,500 to current period operations as amortization of beneficial conversion feature.

The fair value of the described embedded derivative of $86,004 at December 31, 2015 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	297%
Risk free rate:	0.16%

At December 31, 2015, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $12,572 for the year ended December 31, 2015.

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

Items recorded or measured at fair value on a recurring basis in the accompanying unaudited condensed consolidated financial statements consisted of the following items as of December 31, 2015:

		Fair Value Measurements at December 31, 2015 using:
	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:

Derivative Liabilities	$1,046,635	$—	$—	$1,046,635

The debt and warrant derivative liabilities is measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2015:

Derivative Liability
Balance, December 31, 2014	$1,018,782
Additions	668,539
Change in fair value of derivative liabilities	(640,686)
Balance, December 31, 2015	$1,046,635

8.	Prepaid Assets

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

Balance at December 31, 2014	Amortized in 2015	Balance at December 31, 2015	Current Asset	Long Term Asset
$260,000	$253,000	$7,000	$7,000	$0

9.	Related Party Transactions

In November 2014, our President transferred some of his personal stock in payment of a retainer to one of our legal firms. The stock was liquidated by the firm and they applied $22,967 to the ongoing legal expense. The balance of the account payable is carried in our accounts payable as a liability and is due to our President.

As of December 31, 2015, and 2014, the Company owes $26,456 and $3,489, respectively to its President.  The amounts owing are unsecured, non-interest bearing, and due on demand.

As of December 31, 2015, and 2014, the Company owes its president $240,000 and $120,000, respectively, of accrued compensation.

As of December 31, 2015, and 2014, the Company owes $214,000 and $120,000, respectively to Kaufman & Associates in connection with a consulting agreement.

On December 9, 2015, the Company issued 2,000,000 Series D Convertible Preferred shares each as compensation to its CEO and Kaufman & Associates a consultant.

10.	Stockholders’ Deficit

Where applicable, all common share numbers have been restated to retroactively reflect, the 1:3 reverse split affected by the Company on January 8, 2014.

a)        Authorized

Authorized capital stock consists of:

· 900,000,000 common shares with a par value of $0.001 per share; and

· 100,000,000 preferred shares with a par value of $0.001 per share;

o	The Company has designated 12,000,000 shares as Series A Convertible Preferred Series Stock. Each share of Series A Preferred Stock is convertible into five (5) share of Common Stock.
o	The Company has designated 70,000,000 shares as Series B Convertible Preferred Series Stock. Each share of Series B Preferred Stock is convertible into one (1) share of Common Stock.
o	The Company has designated 10,000,000 shares as Series C Convertible Preferred Series Stock. Each share of Series C Preferred Stock is convertible into $1.00 of Common Shares at the market price on the date of conversion.
o	The Company has designated 4,000,000 shares as Series D Convertible Preferred Series Stock. Each share of Series D Preferred Stock is convertible into ten (10) shares of Common Stock. See additional description and preferences under “Series D Preferred Stock” below.

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

In May 2016, we again increased the authorized shares of Common Stock of our company from 900,000,000 to 5,500,000,000.

As of the date of this filing, the Company has issued all authorized common shares, and as such, can no longer issue such shares until such time as the Company has received approval from our shareholders, and have filed an increase in the authorized common shares with the State of Nevada.

Series A Preferred Stock:

1.	Designation and Rank.

This series of Preferred Stock shall be designated and known as “Series A Preferred Stock.” The number of shares constituting the Series A Preferred Stock shall be twelve million (12,000,000) shares. Except as otherwise provided herein, the Series A Preferred Stock shall, with respect to rights on liquidation, winding up and dissolution, rank pari passu to the common stock, par value $0.001 per share (the “Common Stock”).

2. Dividends.

The holders of shares of Series A Preferred Stock have no dividend rights except as may be declared by the Board in its sole and absolute discretion, out of funds legally available for that purpose.

3. Liquidation Preference.

(a) In the event of any dissolution, liquidation or winding up of the Corporation (a “Liquidation”), whether voluntary or involuntary, the Holders of Series A Preferred Stock shall be entitled to participate in any distribution out of the assets of the Corporation on an equal basis per share with the holders of the Common Stock.

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

Series D Convertible Preferred Stock

On December 2, 2015, pursuant to Article III of our Articles of Incorporation, the Company’s Board of Directors voted to designate a class of preferred stock entitled Series D Preferred Stock, consisting of up to four million (4,000,000) shares, par value $0.001. Under the Certificate of Designation, holders of Series D Preferred Stock will be entitled to receive the value at which they were issued ($0.003 per share) in any distribution upon winding up, dissolution, or liquidation. Holders of Series D Preferred Stock are entitled to convert such number of shares to Common Stock equal to the number of Series D Preferred Stock held multiplied by ten (10). Holders of Series D Preferred Stock are also entitled to vote together with the holders of our common stock, Series A Preferred Stock and Series B Preferred Stock on all matters submitted to shareholders at a rate of twenty-five thousand (25,000) votes for each share held.

The rights of the holders of Series D Preferred Stock are defined in the relevant Certificate of Designation filed with the Nevada Secretary of State on December 2, 2015.

b)        Share Issuances

As of December 31, 2015, and 2014, there were 198,485,547 and 74,045,606 shares of common stock issued and outstanding, respectively.

2015:

On January 12, 2015, the Company issued 3,600,000 common shares upon conversion of $69,336 of accounts payable in connection with a settlement under the Section 3(a)10 of the Rules of the SEC. The shares were issued at a price of $0.01926 per share.

On February 4, 2015, the Company issued 3,000,000 common shares upon conversion of $54,000 of accounts payable in connection with a settlement under the Section 3(a)10 of the Rules of the SEC. The shares were issued at a price of $0.018 per share.

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

On March 26, 2015, the Company issued 5,697,909 common shares upon conversion of $19,886 of convertible debt and accrued interest. The shares were issued at a price of $0.00349 per share.

On March 30, 2015, the Company issued 2,106,545 common shares upon conversion of $4,880 of convertible debt and accrued interest. The shares were issued at a price of $0.00231 per share.

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

On August 5, 2015, the Company issued 8,000,000 common shares upon conversion of $26,880 of accounts payable in connection with a settlement under the Section 3(a)10 of the Rules of the SEC. The shares were issued at a price of $0.00336 per share.

On August 25, 2015, the Company issued 7,000,000 common shares upon conversion of $21,000 of accounts payable in connection with a settlement under the Section 3(a)10 of the Rules of the SEC. The shares were issued at a price of $0.003 per share.

On September 28, 2015, the Company issued 5,482,288 common shares upon conversion of $10,855 of accounts payable in connection with a settlement under the Section 3(a)10 of the Rules of the SEC. The shares were issued at a price of $0.00198 per share.

On September 30, 2015 the Company recorded additional $24,718 as value of shares sold in payment of debt in excess of value in connection with the August and September 2015 settlements under the Section 3(a)10 of the Rules of the SEC.

On November 12, 2015, the Company issued 9,000,000 common shares upon conversion of $17,280 of accounts payable in connection with a settlement under the Section 3(a)10 of the Rules of the SEC. The shares were issued at a price of $0.00192 per share.

On December 9, 2015, the Company issued 2,000,000 Series D Convertible Preferred shares as compensation to its CEO and a consultant. The shares were issued at a price of $0.003 per common share into which they are convertible.

On December 29, 2015, the Company issued 7,500,000 common shares upon conversion of $18,000 of accounts payable in connection with a settlement under the Section 3(a)10 of the Rules of the SEC. The shares were issued at a price of $0.0024 per share.

On December 31, 2015 the Company recorded additional $21,056 as value of shares sold in payment of debt in excess of value in connection with the November and December 2015 settlements under the Section 3(a)10 of the Rules of the SEC.

F-29

2014:

On January 28, 2014, six stockholders exchanged a total of 65,210,834 common shares for 65,210,834 Series B Convertible Preferred Stock.

On March 3, 2014, the Company issued 187,500 shares of Series B Convertible Preferred Stock to a distributor in payment of a one-year fee agreement. The shares were issued at a price of $0.48 per share.

On September 15, 2014, the Company issued 4,166,667 common shares at a price of $0.15 per share to an accredited investor as a commitment fee connected with the application for a $5.0 million equity line of credit.

On October 27, 2014, the Company recorded stock to be issued of 100,000 common shares in connection with the closing of the High-Country Shrimp acquisition. The pending shares were recorded at a price of $0.135 per share.

c) Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at December 31, 2015:

Exercise Price		Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$	0.24	1,587,302	3.87	$0.24	1,587,302	$0.24

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2013	—	$—
Issued	1,587,302	0.24
Exercised	—	—
Expired	—	—
Outstanding at December 31, 2014	1,587,302	$0.24
Issued	—	—
Exercised	—	—
Expired	—	—
Outstanding at December 31, 2015	1,587,302	$0.24

Warrants outstanding as of December 31, 2015, as disclosed in the above table, have an intrinsic value of $0.

11.	Income Taxes

Deferred income tax assets as of December 31, 2015 of $3,282,104 resulting from net operating losses and future amortization deductions, have been fully offset by valuation allowances.  The valuation allowances have been established equal to the full amounts of the deferred tax assets, as the Company is not assured that it is more likely than not that these benefits will be realized.

Reconciliation between the statutory United States corporate income tax rate (34%) and the effective income tax rates based on continuing operations is as follows:

Year ended December 31,	2015	2014
Income tax benefit at Federal statutory rate of 34%	$(608,600)	$(567,800)
State Income tax benefit, net of Federal effect	(89,500)	(83,500)
Permanent and other differences	1,058,003	(652,387)

Change in valuation allowance	(359,903)	(1,303,687)
Total	$—	$—

Components of deferred tax assets were approximately as follows:

As at December 31,	2015	2014
Net operating loss	$3,382,724	$2,684,624
Asset impairment	—	—
Reserves and other deferred tax attributes	(100,620)	(8,970)
Valuation allowance	(3,282,104)	(2,675,654)
Total	$—	$—

At December 31, 2015, the Company has available net operating losses of approximately $8,695,000 which may be carried forward to apply against future taxable income. These losses will expire in 2035. Deferred tax assets related to these losses have not been recorded due to uncertainty regarding their utilization.

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

The Company has not filed its applicable Federal and State tax returns for the year ended December 31, 2012, 2013, and 2014 and may be subject to penalties for noncompliance. The Company has filed an extension for the 2015 filing.

As a result of stock issuances in 2013 and 2015, the future utilization of the Company’s net operating losses is likely limited pursuant to Internal Revenue Code section 382. The deferred tax asset derived from these tax loss carry-forwards have been included in consolidated deferred tax assets - net operating loss carry-forwards, and a full valuation allowance has been established since it is not more likely than not that such benefits will be recovered.

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

Cost of Sales

At the time of sale, the Cost of Sales is computed at actual cost based on first-in, first-out accounting.

Inventory consisted of:

	December 31, 2015	December 31, 2014
Inventory – Raw Materials	$30,886	$53,806
Inventory – Finished Goods	29,018	16,437
Total	$59,904	$70,243

At December 31, 2015, the Company wrote off all remaining inventory of its Xtreme subsidiary.

13.	Commitments and Contingencies

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

b) In May 2014, the Company received notice that a complaint was filed in District Court, Clark County, NV alleging that the Company and various unnamed defendants are liable to a Mr. Renard Wiggins with regard to commissions and equity purportedly owed Mr. Wiggins, for services allegedly rendered in raising capital on behalf of the Company prior to the reverse merger between Alkame Holdings, Inc. (fka Pinacle Enterprises Inc.) and Alkame Water, Inc. in June 2013. After initial review, the Company has filed for a dismissal of the case with the District Court, does not believe there is any validity to the claims of Mr. Wiggins, and intends to vigorously continue defending against these claims. As of December 31, 2015, all but two claims have been dismissed, and the Company is in court mandated settlement talks to determine if the remaining counts can be dismissed or will require further litigation. On November 15, 2016, the Company entered into a stipulated settlement agreement to issue 200,000,000 common shares in full and final settlement of this matter and all legal complaints are withdrawn.  In June 2018, the Company issued 92,780,388 shares of the agreed upon settlement.

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
  The balance of $1,425,000 shall be payable by the issuance of shares of the Company’s Series B Preferred Stock to be divided pro rata among the Company’s shareholders of record as of the Closing Date. The Series B Preferred Stock shall include an option to convert each share of Series B Preferred Stock into one share of the Company’s Common Stock. The Series B Preferred Stock shall be held in escrow along with the issued and outstanding shares of Xtreme’s capital stock pending the full payment of $525,000. As of the date of this report, the balance of $525,000 has been fully paid to Xtreme; and
  One of Xtreme’s previous officers and directors holds outstanding options to purchase up to 1,009,000 shares of Xtreme’s common stock at the price of $0.10 per share. At the Closing Date, pursuant to Idaho law, Xtreme shall notify this previous officer and director of his 30-day right to exercise any or all of his remaining options. If he elects to exercise any of his options within such 30-day period, the Company agrees to issue additional shares of Series B Preferred Stock in exchange for such Xtreme shares. Xtreme notified the option holder and the 30-day period expired unanswered. The options expired unexercised.

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

In addition, after the Closing Date, Xtreme’s current officers and directors, namely, Jeffery J. Crandall, John N. Marcheso and Michael J. Bibin, shall continue to serve in that capacity until the $525,000 is paid in full. Our President and CEO, Robert K. Eakle and two (2) additional representatives of our company shall be appointed as directors of Xtreme and shall serve together with the other directors until the $525,000 is paid in full. In addition, Mr. Eakle shall be named as President and Chief Executive Officer of Xtreme. Until the $525,000 is paid in full, the officers and directors of Xtreme shall not make any material change in the company’s business and operations without unanimous consent of the directors. If the $525,000 is not paid in full within two hundred and forty (240) days of the Closing Date, as may be extended, then the appointments of Mr. Eakle and the other two representatives as interim officers and directors shall be terminated. Upon payment of $525,000 in full to Xtreme, all former officers and directors of Xtreme shall resign and full control of Xtreme shall be tendered to us. Provided that certain representations are accurate, Jeffery J. Crandall, John N. Marcheso and Michael J. Bibin shall be released by us and Xtreme from any liability as officers and directors of Xtreme for their fiduciary obligations occurring prior to the Closing Date.

We previously held a three-year limited exclusive distribution agreement with Xtreme for the consumer market. We were permitted to distribute the technologically enhanced bottled water in the consumer market in the United States, Canada and Mexico. As a result of the Agreement, Amendment, and Second Amendment, Xtreme became our wholly-owned subsidiary and we acquired the patents on the proprietary process that we believe is the most technologically advanced in water treatment systems for complete hydration. We will now assume the operations of Xtreme and continue its business of distributing technologically enhanced bottled water.

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

Employment Agreement with Robert Eakle

On December 31, 2014, we entered into a three-year employment agreement with our executive officer and director, Robert Eakle, retroactive for the year ended 2014 (the “2014 Employment Agreement”).

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

Consulting Agreement with Kaufman & Associates Inc.

On December 31, 2014, we entered into a three-year consulting agreement with Kaufman & Associates Inc. (“Kaufman”) retroactive for the year ended 2014 (the “2014 Consulting Agreement”).

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

On November 25, 2015, we entered into an employment agreement with our executive officer and director, Robert Eakle, retroactive for the year ended 2015 (the “2015 Employment Agreement”).

Pursuant to the terms and conditions of the 2015 Employment Agreement with Mr. Eakle:

·        For the fiscal year ended December 31, 2015, we agreed to retain Mr. Eakle as Chief Executive Officer of our company and Mr. Eakle agreed to accept this senior officer position.

·        The term will encompass the fiscal year ended 2015.

·        Mr. Eakle shall receive an annual compensation of $120,000.

·        Mr. Eakle will received 1,000,000 shares of our newly created Series D Preferred Stock.

·        In the event of insufficient liquidity, Mr. Eakle will be allowed to receive any unpaid and accrued portion of his cash compensation in the form of common stock or Series D Preferred Stock, as he may choose.

On December 31, 2015, we entered into a consulting agreement with Kaufman & Associates Inc. (“Kaufman”) retroactive for the year ended 2015 (the “2015 Consulting Agreement”).

·	Pursuant to the terms and conditions of the 2015 Consulting Agreement with Kaufman:
·	For the fiscal year ended December 31, 2015, we agreed to retain Kaufman as a consultant and Kaufman agreed to act as a consultant.
·	The term will encompass the fiscal year ended 2015.
·	Kaufman shall receive an annual compensation of $120,000.
·	Kaufman will receive 1,000,000 shares of our newly created Series D Preferred Stock.
·	In the event of insufficient liquidity, Kaufman will be allowed to receive any unpaid and accrued portion of his cash compensation in the form of common stock or Series D Preferred Stock, as it may choose.

The foregoing description of the 2015 Employment Agreement and 2015 Consulting Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the agreements filed as Exhibits 10.1 and 10.2 to an 8K filed November 30, 2015 and incorporated herein by reference

High County Shrimp

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

As of the date of this report, the Company has abandoned this transaction and recorded an impairment of $13,500.

14.	Concentration of credit risk

Concentration of credit risk with respect to trade receivables is inherent as the Company begins the ramp up of its sales.  Long term, the Company does not foresee a concentrated credit risk associated with its trade receivables.  While repayment is dependent upon the financial stability of the various customers to which shipment takes place, major customers in the water industry are typically distributors or chain stores each with large, per shipment sales, but also with significant history and excellent credit. In the year ended December 31, 2015, approximately 74% of sales came from two major distributors.  The Company expects these percentages to drop significantly as it expands the number and territories covered by distributors and retailers.

15.	Subsequent Events

We have evaluated subsequent events through the date the consolidated financial statements were available to be issued, and did not have any material recognizable subsequent events, other than the following:

On January 12, 2016 the Company entered into a Debt Settlement Agreement (the “Settlement Agreement”) with Erwin Vahlsing (“Vahlsing”). Vahlsing was a creditor of the Company, having previously provided financial and accounting services to the Company. As of the date of the Agreement, the Company owed Vahlsing $82,530.04 (the “Owed Amount”). In order to avoid litigation and extend the time in which to repay the Owed Amount, the Settlement Agreement converted the Owed Amount into a convertible note. Pursuant to the Settlement Agreement the Company issued to Vahlsing its convertible note in the same amount as the Owed Amount (the “Note”). The Note provided for, among other things, 10% interest; maturity date of April 12, 2018; and, the right to convert the Note into shares of the Company’s common stock at a discounted price. The foregoing summary of the Settlement Agreement and the Note does not purport to be complete and is qualified in its entirety by reference to the full text of such agreement.

Stock Issuances

On February 09, 2016, the Company issued 4,500,000 common shares upon conversion of $7,020 of accounts payable in connection with a settlement under the Section 3(a)10 of the Rules of the SEC. The shares were issued at a price of $0.00156 per share.

On February 12, 2016, the Company issued 5,000,000 common shares upon conversion of $6,750 of convertible debt. The shares were issued at a price of $0.00135 per share.

On February 16, 2016, the Company issued 5,454,545 common shares upon conversion of $7,500 of convertible debt. The shares were issued at a price of $0.001385 per share.

On February 16, 2016, the Company issued 2,027,396 common shares upon conversion of $2,686 of convertible debt and accrued interest. The shares were issued at a price of $0.00133 per share.

On February 17, 2016, the Company issued 10,226,900 common shares upon conversion of $8,949 of convertible debt. The shares were issued at a price of $0.00088 per share.

On February 18, 2016, the Company issued 5,952,381 common shares upon conversion of $5,000 of convertible debt. The shares were issued at a price of $0.00084 per share.

On February 22, 2016, the Company issued 18,552,876 common shares upon conversion of $10,000 of convertible debt. The shares were issued at a price of $0.00054 per share.

On February 22, 2016, the Company issued 11,904,762 common shares upon conversion of $5,000 of convertible debt. The shares were issued at a price of $0.00042 per share.

On February 22, 2016, the Company issued 9,904,429 common shares upon conversion of $4,160 of convertible debt. The shares were issued at a price of $0.00042 per share.

On February 23, 2016, the Company issued 7,500,000 common shares upon conversion of $2,625 of convertible debt. The shares were issued at a price of $0.00035 per share.

On February 24, 2016, the Company issued 21,636,364 common shares upon conversion of $5,950 of convertible debt. The shares were issued at a price of $0.000275 per share.

On February 25, 2016, the Company issued 9,901,698 common shares upon conversion of $2,099 of convertible debt and accrued interest. The shares were issued at a price of $0.000212 per share.

On February 26, 2016, the Company issued 10,226,909 common shares upon conversion of $818 of convertible debt. The shares were issued at a price of $0.00008 per share.

On February 29, 2016, the Company issued 23,787,879 common shares upon conversion of $3,925 of convertible debt. The shares were issued at a price of $0.000165 per share.

On February 29, 2016, the Company issued 7,500,000 common shares upon conversion of $1,125 of convertible debt. The shares were issued at a price of $0.00015 per share.

On March 1, 2016, the Company issued 9,904,429 common shares upon conversion of $1,189 of convertible debt. The shares were issued at a price of $0.00012 per share.

On March 2, 2016, the Company issued 23,852,814 common shares upon conversion of $2,755 of convertible debt. The shares were issued at a price of $0.000115 per share.

On March 7, 2016, the Company issued 21,715,522 common shares upon conversion of $1,194 of convertible debt. The shares were issued at a price of $0.000055 per share.

On March 7, 2016, the Company issued 2,102,660 common shares upon conversion of $116 of convertible debt. The shares were issued at a price of $0.000055 per share.

On March 7, 2016, the Company issued 23,818,182 common shares upon conversion of $1,310 of convertible debt. The shares were issued at a price of $0.000055 per share.

On March 8, 2016, the Company issued 9,725,791 common shares upon conversion of $195 of convertible debt. The shares were issued at a price of $0.000055 per share.

On March 10, 2016, the Company issued 9,904,429 common shares upon conversion of $594 of convertible debt. The shares were issued at a price of $0.00006 per share.

On March 10, 2016, the Company issued 23,818,182 common shares upon conversion of $1,310 of convertible debt. The shares were issued at a price of $0.000055 per share.

On March 11, 2016, the Company issued 9,725,000 common shares upon conversion of $195 of convertible debt. The shares were issued at a price of $0.00002 per share.

On March 15, 2016, the Company issued 9,904,429 common shares upon conversion of $594 of convertible debt. The shares were issued at a price of $0.00006 per share.

On March 16, 2016, the Company issued 23,818,182 common shares upon conversion of $1,310 of convertible debt. The shares were issued at a price of $0.00002 per share.

On March 17, 2016, the Company issued 16,318,490 common shares upon conversion of $865 of convertible debt. The shares were issued at a price of $0.000053 per share.

On March 18, 2016, the Company issued 9,904,429 common shares upon conversion of $594 of convertible debt. The shares were issued at a price of $0.00006 per share.

On March 23, 2016, the Company issued 20,500,000 common shares upon conversion of $12,300 of accounts payable in connection with a settlement under the Section 3(a)10 of the Rules of the SEC. The shares were issued at a price of $0.0006 per share.

On March 23, 2016, the Company issued 9,904,429 common shares upon conversion of $594 of convertible debt. The shares were issued at a price of $0.00006 per share.

On May 24, 2016, the Company issued 28,800,000 common shares upon conversion of $6,912 of accounts payable in connection with a settlement under the Section 3(a)10 of the Rules of the SEC. The shares were issued at a price of $0.00024 per share.

On June 16, 2016, the Company issued 30,250,000 common shares upon conversion of $3,630 of accounts payable in connection with a settlement under the Section 3(a)10 of the Rules of the SEC. The shares were issued at a price of $0.00012 per share.

On July 11, 2016, the Company issued 31,750,000 common shares upon conversion of $3,810 of accounts payable in connection with a settlement under the Section 3(a)10 of the Rules of the SEC. The shares were issued at a price of $0.00012 per share.

On July 25, 2016, the Company issued 33,300,000 common shares upon conversion of $3,996 of accounts payable in connection with a settlement under the Section 3(a)10 of the Rules of the SEC. The shares were issued at a price of $0.00012 per share.

On September 13, 2016, the Company issued 35,000,000 common shares upon conversion of $4,200 of accounts payable in connection with a settlement under the Section 3(a)10 of the Rules of the SEC. The shares were issued at a price of $0.00012 per share.

On October 13, 2016, the Company issued 36,500,000 common shares upon conversion of $4,380 of accounts payable in connection with a settlement under the Section 3(a)10 of the Rules of the SEC. The shares were issued at a price of $0.00012 per share.

On October 16, 2016, the Company issued 36,533,396 common shares upon conversion of $1,936 of convertible debt and accrued interest. The shares were issued at a price of $0.000053 per share.

On October 25, 2016, the Company issued 38,500,000 common shares upon conversion of $4,620 of accounts payable in connection with a settlement under the Section 3(a)10 of the Rules of the SEC. The shares were issued at a price of $0.000106 per share.

On October 27, 2016, the Company issued 36,687,169 common shares upon conversion of $3,889 of convertible debt and accrued interest. The shares were issued at a price of $0.000053 per share.

On October 28, 2016, the Company issued 42,300,000 common shares upon conversion of $7,614 of accounts payable in connection with a settlement under the Section 3(a)10 of the Rules of the SEC. The shares were issued at a price of $0.00018 per share.

On November 1, 2016, the Company issued 46,200,000 common shares upon conversion of $8,316 of accounts payable in connection with a settlement under the Section 3(a)10 of the Rules of the SEC. The shares were issued at a price of $0.00018 per share.

On November 1, 2016, the Company issued 19,827,273 common shares upon conversion of $2,181 of convertible debt. The shares were issued at a price of $0.00011 per share.

On November 7, 2016, the Company issued 32,525,312 common shares upon conversion of $3,903 of convertible debt and accrued interest. The shares were issued at a price of $0.00012 per share.

On November 14, 2016, the Company issued 48,500,000 common shares upon conversion of $29,100 of accounts payable in connection with a settlement under the Section 3(a)10 of the Rules of the SEC. The shares were issued at a price of $0.0006 per share.

On November 18, 2016, the Company issued 50,900,000 common shares upon conversion of $12,216 of accounts payable in connection with a settlement under the Section 3(a)10 of the Rules of the SEC. The shares were issued at a price of $0.00024 per share.

On December 7, 2016, the Company issued 53,500,000 common shares upon conversion of $9,630 of accounts payable in connection with a settlement under the Section 3(a)10 of the Rules of the SEC. The shares were issued at a price of $0.00018 per share.

On January 4, 2017, the Company issued 56,100,000 common shares upon conversion of $28,050 of accounts payable in connection with a settlement under the Section 3(a)10 of the Rules of the SEC. The shares were issued at a price of $0.0005 per share.

On January 19, 2017, the Company issued 58,900,000 common shares upon conversion of $70,680 of accounts payable in connection with a settlement under the Section 3(a)10 of the Rules of the SEC. The shares were issued at a price of $0.0012 per share.

On January 25, 2017, the Company issued 121,212,121 common shares upon conversion of $20,000 of convertible debt. The shares were issued at a price of $0.000165 per share.

On January 26, 2017, the Company issued 61,900,000 common shares upon conversion of $105,230 of accounts payable in connection with a settlement under the Section 3(a)10 of the Rules of the SEC. The shares were issued at a price of $0.0017 per share.

On January 31, 2017, the Company issued 106,791,056 common shares upon conversion of $19,222 of convertible debt and accrued interest. The shares were issued at a price of $0.00018 per share.

On February 1, 2017, the Company issued 60,000,000 common shares upon conversion of $10,800 of convertible debt. The shares were issued at a price of $0.000185 per share.

On February 3, 2017, the Company issued 13,949,500 common shares upon conversion of $50,218 of accounts payable in connection with a settlement under the Section 3(a)10 of the Rules of the SEC. The shares were issued at a price of $0.0036 per share.

On February 7, 2017, the Company issued 135,000,000 common shares upon conversion of $20,308 of convertible debt. The shares were issued at a price of $0.00015 per share.

On February 7, 2017, the Company issued 124,642,333 common shares upon conversion of $22,436 of convertible debt and accrued interest. The shares were issued at a price of $0.00018 per share.

On February 9, 2017, the Company issued 135,459,267 common shares upon conversion of $20,319 of convertible debt and accrued interest. The shares were issued at a price of $0.00015 per share.

On February 10, 2017, the Company issued 45,279,174 common shares upon conversion of $2,717 of convertible debt. The shares were issued at a price of $0.00006 per share.

On February 16, 2017, the Company issued 176,545,455 common shares upon conversion of $29,130 of convertible debt and accrued interest. The shares were issued at a price of $0.000165 per share.

On February 16, 2017, the Company issued 70,000,000 common shares upon conversion of $7,000 of convertible debt and accrued interest. The shares were issued at a price of $0.0001 per share.

On February 17, 2017, the Company issued 78,306,444 common shares upon conversion of $14,095 of convertible debt and accrued interest. The shares were issued at a price of $0.00018 per share.

On February 17, 2017, the Company issued 164,931,500 common shares upon conversion of $29,688 of convertible debt and accrued interest. The shares were issued at a price of $0.00018 per share.

On February 17, 2017, the Company issued 39,206,833 common shares upon conversion of $11,762 of convertible debt. The shares were issued at a price of $0.0003 per share.

On February 17, 2017, the Company issued 86,936,364 common shares upon conversion of $28,689 of convertible debt and accrued interest. The shares were issued at a price of $0.00033 per share.

On February 24, 2017, the Company issued 240,000,000 common shares upon conversion of $43,200 of convertible debt. The shares were issued at a price of $0.00018 per share.

On February 24, 2017, the Company issued 125,000,000 common shares upon conversion of $22,500 of convertible debt. The shares were issued at a price of $0.000318 per share.

On February 28, 2017, the Company issued 74,586,446 common shares upon conversion of $23,718 of convertible debt. The shares were issued at a price of $0.00018 per share.

On March 1, 2017, the Company issued 108,085,525 common shares upon conversion of $40,100 of convertible debt and accrued interest. The shares were issued at a price of $0.000371 per share.

On March 10, 2017, the Company issued 120,000,000 common shares upon conversion of $28,800 of convertible debt and accrued interest. The shares were issued at a price of $0.00024 per share.

On March 13, 2017, the Company issued 159,978,301 common shares upon conversion of $33,915 of convertible debt and accrued interest. The shares were issued at a price of $0.000212 per share.

On March 16, 2017, the Company issued 100,000,000 common shares upon conversion of $24,000 of accrued interest. The shares were issued at a price of $0.00024 per share.

On March 22, 2017, the Company issued 131,344,669 common shares upon conversion of $27,845 of convertible debt and accrued interest. The shares were issued at a price of $0.000212 per share.

On March 23, 2017, the Company issued 166,666,667 common shares upon conversion of $44,700 of accrued interest. The shares were issued at a price of $0.000268 per share.

On May 19, 2017, the Company issued 171,500,000 common shares upon conversion of $44,590 of convertible debt and accrued interest. The shares were issued at a price of $0.00026 per share.

On June 2, 2017, the Company issued 57,692,307 common shares upon conversion of $15,000 of convertible debt and accrued interest. The shares were issued at a price of $0.00026 per share.

On June 5, 2017, the Company issued 171,153,846 common shares upon conversion of $44,500 of convertible debt and accrued interest. The shares were issued at a price of $0.00026 per share.

On August 16, 2017, the Company issued 122,500,000 common shares upon conversion of $14,700 of convertible debt and accrued interest. The shares were issued at a price of $0.00026 per share.

On February 22, 2018, the Company issued 215,000,000 common shares upon conversion of $21,500 of convertible debt and accrued interest. The shares were issued at a price of $0.0001 per share.

On March 8, 2018, the Company issued 220,000,000 common shares upon conversion of $22,000 of convertible debt and accrued interest. The shares were issued at a price of $0.0001 per share.

On March 23, 2018, the Company issued 135,000,000 common shares upon conversion of $13,500 of convertible debt and accrued interest. The shares were issued at a price of $0.0001 per share.

On April 11, 2018, the Company issued 320,000,000 common shares upon conversion of $32,000 of convertible debt and accrued interest. The shares were issued at a price of $0.0001 per share.

On May 8, 2018, the Company issued 55,000,000 common shares upon conversion of $5,500 of convertible debt and accrued interest. The shares were issued at a price of $0.0001 per share.

On June 8, 2018, the Company issued 92,780,388 common shares in connection with a stipulated settlement agreement entered into by the Company in early 2017. The shares were issued at a price of $0.0019 per share.

Others:

On January 19, 2016, the Company filed an 8-K announcing the formal termination of its January 22, 2015 MOU with Ready Made, Inc. due to the inability to come to mutually agreeable terms.

On May 10, 2016, we entered into a Debt Exchange Agreement with Coldstream Summit Ltd. (“Coldstream”) pursuant to which we converted $1,076,125 in debt and accrued interest held by Coldstream into 1,250,000 shares of our newly created Series E Preferred Stock in our company.

A copy of the Debt Exchange Agreement is attached to the Current Report on Form 8-K as Exhibit 10.1 filed on May 11, 2016.

On May 10, 2016, pursuant to Article III of our Articles of Incorporation, our Board of Directors voted to designate a class of preferred stock entitled Series E Preferred Stock, consisting of up to 1,250,000 shares. The Certificate of Designation for the Series E Preferred Stock contains the following features:

1.	No voting rights;
2.	Dividends on an as converted basis along with the holders of common stock as and when declared by our Board of Directors;
3.	Rank junior to all other issued and outstanding shares of preferred stock in any liquidation;
4.	A liquidation preference over common stock equal to the greater of: $1.00 per share and any unpaid dividends; and the as converted amount;
5.	Convertible into common stock, subject to adjustments, at a conversion price equal to a 50% discount to the VWAP per share for the 5 trading days prior to written notice of conversion;
6.	Redeemable by us at $1.00 per share; and
7.	Protective provisions requiring prior approval to: issue additional shares of preferred stock in an already existing and designated series; liquidate the business; pay dividends; or take any other action under Nevada law that would require prior approval of the holders of Series E Preferred Stock.

The full rights afforded to the holders of Series E Preferred Stock are defined in the relevant Certificate of Designation filed with the Nevada Secretary of State on May 10, 2016, attached to the Current Report on Form 8-K as Exhibit 3.1 filed on May 11, 2016.

 On May 10, 2016, we filed with the Secretary of State of the State of Nevada a Certificate of Amendment to the Articles of Incorporation to increase the authorized shares of Common Stock of our company (the “Amendment”). The Amendment authorizes us to issue 5,500,000,000 shares of Common Stock, par value $0.001 per share. The Amendment did not increase our authorized shares of Preferred Stock.

The Amendment was approved by the board of directors by unanimous written consent resolution dated February 12, 2016 signed by all the members of the board of directors. The Amendment was also approved by certain shareholders of the Company holding a majority of the total issued and outstanding voting shares of the Company by written consent resolution dated February 12, 2016.

A copy of the Amendment is attached to the Current Report on Form 8-K as Exhibit 3.2 filed on May 11, 2016.

On April 17, 2017, the Company entered into a Stock Purchase Agreement (the “SPA”) with an accredited investor group (the “Investor” or “Buyer”).  Under the terms of the SPA, the Investor will purchase up to $550,000 of convertible debentures in a series of four tranches. The first tranche will be in the amount of $220,000, with each of the three successive tranches in the amount of $110,000.

Each note will be issued with a 10% Original Issue Discount (“OID”) such that the net amount received by the Company will be either $200,000 or $100,000 per debenture.  The convertible debentures are due and payable one year from date of issuance, and will carry interest at a rate of 8% per annum from the date of issuance.  Each debenture will be convertible into common stock of the Company at the lower of (i) 70% of the lowest trading price of the Common Stock as reported on the OTCPK marketplace which the Company's shares are traded or any market upon which the Common Stock may be traded in the future ("Exchange"), during the twenty (20) trading days immediately preceding the closing date or (ii) 70% of the lowest trading price of the Common Stock as reported on the OTCPK marketplace which the Company's shares are traded or any market upon which the Common Stock may be traded in the future ("Exchange"), during the twenty 20 trading days immediately preceding the receipt of a notice of conversion.

Subsequent funding’s after the second tranche are conditioned on the Company completing the filing of its audits within 59 days of the date of the first funding, and subsequent tranches will require completion of the remaining filings necessary to bring the Company current in its reporting obligations.

Additionally, while the Notes are outstanding, the Company is prohibited form entering into any convertible debentures or 3(A)(10) financings with another party without prior written consent of the Buyer.

The Buyer has, for a period of 6 months from the sale of the first note purchased, to invest up to an additional $500,000, in one or more tranches, on the same terms as those in the first four notes being purchased.

On May 1, 2017, the Company entered into a five-year Commercial Sublease (the “Sublease”) with Bell Foods and Bell Northside, LLC. Pursuant to the Sublease, the Property is approximately seventeen (17) acres and includes approximately twelve (12) acres of farm ground. On the remaining five (5) acres is where the production facility is located, and the company subleased a majority portion of that processing facility. A portion of the property has a food processing facility. The Company is required to pay $7,000 per month under the Sublease, which increases to $10,000 per month after three months.

On the same date, the Company entered into an Equipment Lease Agreement (the “Equipment Lease”) with Bell Foods to use certain equipment located on the property located in the food processing facility for a nominal fee. A Letter Agreement that predated the Equipment Lease, but effective as of May 1, 2017, was designed to supplement the Equipment Lease with an assignment by Bell Foods of its accounts receivables, with the assumption by the Company of accounts payable, including a loan payable to Craig Bell in the sum of $150,000.

Further under the Letter Agreement, Bell Foods was required to use the accounts receivable, prior to the effective date, to pay portions of the accounts payable. In the event there were insufficient funds to pay off the accounts payable, Craig Bell agreed to loan additional funds to Bell Foods, which would become part of the unpaid balance of the outstanding note.

Prior to the effective date, Bell Foods used approximately $60,438.76 in accounts receivables to retire $60,438.76 in accounts payables, namely $49,000.00 paid to the Craig Bell note. On the effective date, May 1, the remaining accounts receivable, valued at approximately $117,248.70, and remaining accounts payable, valued at approximately $48,797.46, were transferred to the Company and the Company released Bell Foods from all liability associated with the accounts payable. The company retired the remaining balance of the Craig Bell note on May 22nd.

The Company also entered into a Wastewater Disposal Agreement, effective as of May 1, 2017, with Bell Foods, Jones Place, LLC (“Jones Place”) and Bell Farms, Inc. This agreement concerns the right to use brine wastewater ponds that reside at the property. The Company executed this agreement to deliver wastewater to the ponds located on the property under the specifications mandated by the Oregon Department of Environmental Quality.

Prior to entering into these agreements, the Company had been searching for a larger facility for increased warehousing and productions space for its water products. The Company was also interested in the property to diversify its water product line and possibly enter into the flavored beverages segment of the market for unique teas and health beverages. The Company believes that the foregoing agreements will afford the Company a unique opportunity – to lease not only warehousing space, but also use the existing equipment and infrastructure to manufacture on a “hot fill” and “healthy beverage” production line, as well as install the Company’s bottling line, which due to added automation and redesigned layout, is expected to provide for more cost-efficient production.

As mentioned above, the Company received a discount on the first three months’ lease cost. This was provided as an offset for removing or disposing of various manufacturing supplies left behind from Bell Foods’ production operations.

In the Company’s original Current Report on Form 8-K (May 8, 2017), the Company had indicated that the deal was structured as an assumption of the operations of Bell Foods, and with it significant revenue opportunities. In fact, as stated in the Letter Agreement, the Company is simply assisting Bell Foods close out its outstanding payables. The Company has chosen to employ several members of the previous staff that previously worked for Bell Foods in connection with the Company’s water business.

The Company’s main focus has always been in utilizing the patented water treatment technology for as many applications and market segments as possible, creating more revenue streams. Growing its co-packing and private label business opportunities, and utilizing its water technology whenever possible, should begin to grow substantially due to the new location and added capabilities the facility has. The Company may choose, in the future, to expand its water business with hot drinks and health beverages, which the new facility is capable of providing with added resources.

This assumption of operations may add approximately $1.5 million in annual revenue to Alkame.  In addition to the added revenue, all customers’ accounts, accounts payable and receivables, inventory, internet properties, and an extensive library of product formulations, along with the continuation to offer private label programs and customized co-packing solutions for a selected variety of specialty gourmet items.  Along with the acquisition brings the ownership and title to the product expansion product offerings of the brands: Everyday Gourmet Fine Foods, Everyday Organic Fine Foods, Mr. Jalapeno, and NutraBell Gourmet Fine Foods

On October 17, 2017, the Company entered into a nine-month convertible debenture for $16,500 with an accredited institutional investor. The debenture carries a 10% original issue discount, and interest at a rate of 8% per annum. The debenture is convertible at 70% of the lowest trading price in the 20 trading days prior to conversion.

On October 25, 2017, the Company entered into a nine-month convertible debenture for $27,500 with an accredited institutional investor. The debenture carries a 10% original issue discount, and interest at a rate of 8% per annum. The debenture is convertible at 70% of the lowest trading price in the 20 trading days prior to conversion.

On October 30, 2017, the Company entered into a nine-month convertible debenture for $22,000 with an accredited institutional investor. The debenture carries a 10% original issue discount, and interest at a rate of 8% per annum. The debenture is convertible at 70% of the lowest trading price in the 20 trading days prior to conversion.

On November 5, 2017, the Company entered into a nine-month convertible debenture for $22,000 with an accredited institutional investor. The debenture carries a 10% original issue discount, and interest at a rate of 8% per annum. The debenture is convertible at 70% of the lowest trading price in the 20 trading days prior to conversion.

On November 9, 2017, the Company entered into a nine-month convertible debenture for $90,000 with an accredited institutional investor. The debenture carries a 10% original issue discount, and interest at a rate of 8% per annum. The debenture is convertible at 70% of the lowest trading price in the 20 trading days prior to conversion.

On January 3, 2018, the Company entered into a nine-month convertible debenture for $30,000 with an accredited institutional investor. The debenture carries a 10% original issue discount, and interest at a rate of 8% per annum. The debenture is convertible at 70% of the lowest trading price in the 20 trading days prior to conversion.

On January 13, 2018, the Company entered into a nine-month convertible debenture for $22,000 with an accredited institutional investor. The debenture carries a 10% original issue discount, and interest at a rate of 8% per annum. The debenture is convertible at 70% of the lowest trading price in the 20 trading days prior to conversion.

On February 16, 2018, the Company entered into a nine-month convertible debenture for $55,000 with an accredited institutional investor. The debenture carries a 10% original issue discount, and interest at a rate of 8% per annum. The debenture is convertible at 70% of the lowest trading price in the 20 trading days prior to conversion.

On February 23, 2018, the Company entered into a nine-month convertible debenture for $55,000 with an accredited institutional investor. The debenture carries a 10% original issue discount, and interest at a rate of 8% per annum. The debenture is convertible at 70% of the lowest trading price in the 20 trading days prior to conversion.

On February 26, 2018, the Company entered into a nine-month convertible debenture for $55,000 with an accredited institutional investor. The debenture carries a 10% original issue discount, and interest at a rate of 8% per annum. The debenture is convertible at 70% of the lowest trading price in the 20 trading days prior to conversion.

On March 8, 2018, the Company entered into a nine-month convertible debenture for $55,000 with an accredited institutional investor. The debenture carries a 10% original issue discount, and interest at a rate of 8% per annum. The debenture is convertible at 70% of the lowest trading price in the 20 trading days prior to conversion.

On March 15, 2018, the Company entered into a nine-month convertible debenture for $22,000 with an accredited institutional investor. The debenture carries a 10% original issue discount, and interest at a rate of 8% per annum. The debenture is convertible at 70% of the lowest trading price in the 20 trading days prior to conversion.

On March 30, 2018, the Company entered into a 30-Day convertible debenture for $33,000 with an accredited institutional investor. The debenture carries a 10% original issue discount, and interest at a rate of 8% per annum. The debenture was repaid prior to 30-day periods expiration.

On May 16, 2018, the Company entered into a one-month, secured note for $50,000 with an accredited investor. The note carries 13.5% interest and was repaid prior to its due date.

On June 6, 2018, the Company entered into a one-month, secured note for $50,000 with an accredited investor. The note carries 12.5% interest and is due July 6, 2018.

On June 8, 2018, the Company entered into a nine-month convertible debenture for $55,000 with an accredited institutional investor. The debenture carries a 10% original issue discount, and interest at a rate of 8% per annum. The debenture is convertible at 70% of the lowest trading price in the 20 trading days prior to conversion.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2015. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2015, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table contains information with respect to our current executive officers and directors:

Name	Age	Principal Positions With Us
Robert Eakle	44	President, Chief Executive Officer and Director

Robert Eakle is our President, Chief Executive Officer, and Director. Robert has dedicated the last six years pursuing his passion for alkaline waters. Mr. Eakle formed Alkame Water, Inc. on March 1, 2012. From that point on, he had been the President, CEO and director of Alkame. Prior to that, in 2008, Mr. Eakle formed US Beverages Service, LLC, and was the owner/manager of that company.

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

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us for our fiscal years ended December 31, 2015 and 2014.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Eakle President, Chief Executive Officer, Chief Financial Officer, and Director	2015 2014	120,000 120,000	0 0	30,000 0	0 0	0 0	0 0	0 0	150,000 120,000

Narrative Disclosure to Summary Compensation Table

On December 31, 2014, we entered into a three-year employment agreement with our executive officer and director, Robert Eakle, retroactive for the year ended 2014 (the “2014 Employment Agreement”).

Pursuant to the terms and conditions of the 2014 Employment Agreement with Mr. Eakle:

▪	For the fiscal year ended December 31, 2014, we agreed to retain Mr. Eakle as Chief Executive Officer of our company and Mr. Eakle agreed to accept this senior officer position.
▪	The term will encompass the fiscal years ended 2015 and 2014.
▪	Mr. Eakle shall receive an annual compensation of $120,000.
▪	In the event of insufficient liquidity, Mr. Eakle will be allowed to receive any unpaid and accrued portion of his cash compensation in the form of common stock or Series B Preferred Stock, as he may choose.

On November 25, 2015, we entered into an employment agreement with our executive officer and director, Robert Eakle, retroactive for the year ended 2015 (the “2015 Employment Agreement”).

Pursuant to the terms and conditions of the 2015 Employment Agreement with Mr. Eakle:

·        For the fiscal year ended December 31, 2015, we agreed to retain Mr. Eakle as Chief Executive Officer of our company and Mr. Eakle agreed to accept this senior officer position.

·        The term will encompass the fiscal year ended 2015.

·        Mr. Eakle shall receive an annual compensation of $120,000.

·        Mr. Eakle will received 1,000,000 shares of our newly created Series D Preferred Stock.

·        In the event of insufficient liquidity, Mr. Eakle will be allowed to receive any unpaid and accrued portion of his cash compensation in the form of common stock or Series D Preferred Stock, as he may choose.

The foregoing description of the 2015 Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the agreements filed as Exhibit 10.1 to an 8K filed November 30, 2015 and incorporated herein by reference

On December 9, 2015, we issued 1,000,000 Series D Preferred shares each to our CEO. The shares were issued at the market price of the common shares on the date of issuance multiplied by the number of common shares into which the Series D Preferred could convert or $0.03 per preferred share.

Outstanding Equity Awards at Fiscal Year-End

There were no unexercised options, stock that has not vested, and equity incentive plan awards for any officer or employee as of December 31, 2015 and 2014, respectively.

 Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of June 28, 2018, certain information as to shares of our common stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown. Unless otherwise indicated below, each entity or person listed below maintains an address of 3651 Lindell Road, Suite D # 356, Las Vegas, Nevada 89103.

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Series D Preferred Stock
Name and Address of Beneficial Owner	Number of Shares Owned (1)	Percent of Class (2)	Number of Shares Owned (1)	Percent of Class (2)	Number of Shares Owned (1)	Percent of Class (2)	Number of Shares Owned (1)	Percent of Class (2)
Robert Eakle (3)	450,000	0.008%	10,000,000	83.33%	46,412,964	70.97%	1,000,000	50.0%
All Directors and Executive Officers as a Group (1 person)	450,000	0.008%	10,000,000	83.33%	46,412,964	70.97%	1,000,000	50.0%
5% Holders
Kaufman & Associates Inc. (4)	500,000	0.009%	2,000,000	16.67%	7,277,500	11.12%	1,000,000	50.0%

(1) Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

(2) Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. There are 5,500,000,000 shares of common stock, 12,000,000 shares of Series A Convertible Preferred Stock, 65,398,334 shares of Series B Preferred stock and 2,000,000 shares of Series A Convertible Preferred Stock issued and outstanding as of July 17, 2018 including securities exercisable or convertible into shares of Common Stock within sixty (60) days hereof for each stockholder.

(3) Includes 450,000 shares of common stock, 10,000,000 shares of Series A Convertible Stock that may be converted into 500,000,000 shares of common stock, 46,412,964 shares of Series B Preferred Stock that may be converted into 46,412,964 shares of common stock, and 1,000,000 shares of Series D Preferred Stock that may be converted into 10,000,000 shares of common stock.

(4) Includes 500,000 shares of common stock, 2,000,000 shares of Series A Convertible Stock that may be converted into 100,000,000 shares of common stock, 7,277,500 shares of Series B Preferred Stock that may be converted into 7,277,500 shares of common stock, and 1,000,000 shares of Series D Preferred Stock that may be converted into 10,000,000 shares of common stock.

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

During the year ended December 31, 2015 and 2014, the Company received $22,967 and $0 respectively, in cash loans from its President, and during the same periods made no cash payments on these amounts.

In November 2014, our President transferred some of his personal stock in payment of a retainer to one of our legal firms. The stock was liquidated by the firm and they applied $22,967 to the ongoing legal expense. The balance of the account payable is carried in our accounts payable as a liability and is due to our President.

As of December 31, 2015, and 2014, the Company owes $26,456 and $3,489 respectively to its President. The amounts owing are unsecured, non-interest bearing and due on demand.

On December 31, 2014, we entered into a three-year consulting agreement with Kaufman & Associates Inc. (“Kaufman”) retroactive for the year ended 2014 (the “2014 Consulting Agreement”).

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

On December 31, 2015, we entered into a consulting agreement with Kaufman & Associates Inc. (“Kaufman”) retroactive for the year ended 2015 (the “2015 Consulting Agreement”).

·	Pursuant to the terms and conditions of the 2015 Consulting Agreement with Kaufman:
·	For the fiscal year ended December 31, 2015, we agreed to retain Kaufman as a consultant and Kaufman agreed to act as a consultant.
·	The term will encompass the fiscal year ended 2015.
·	Kaufman shall receive an annual compensation of $120,000.
·	Kaufman will receive 1,000,000 shares of our newly created Series D Preferred Stock.
·	In the event of insufficient liquidity, Kaufman will be allowed to receive any unpaid and accrued portion of his cash compensation in the form of common stock or Series D Preferred Stock, as it may choose.

The foregoing description of the 2015 Consulting Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the agreement filed as Exhibit 10.2 to an 8K filed November 30, 2015 and incorporated herein by reference.

On December 9, 2015, we issued 1,000,000 Series D Preferred shares each to our consultant, Kaufman & Associates Inc. The shares were issued at the market price of the common shares on the date of issuance multiplied by the number of common shares into which the Series D Preferred could convert or $0.03 per preferred share.

Item 14. Principal Accounting Fees and Services

The following table shows the fees that were billed for the audit and other services provided by RBSM LLP for the fiscal years ended December 31, 2015 and 2014.

Financial Statements for the Year Ended December 31,	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2015	$25,000	$—	$—	$—
2014	$25,000	$—	$—	$—

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

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following consolidated financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Certificate of Amendment (2)
3.3	Certificate of Change (2)
3.4	Certificate of Amendment (3)
3.5	Certificate of Designation (3)
3.6	Certificate of Designation (3)
3.7	Bylaws, as amended (1)
10.1	Stock Purchase Definitive Agreement (4)
10.1	Convertible debenture dated August 6, 2014(5)
10.2	Convertible debenture dated August 6, 2014
10.3	Convertible debenture dated August 11, 2014(5)
10.4	Agreement and Plan of Merger (6)
10.5	Retroactive Employment Agreement (7)
10.6	Retroactive Consulting Agreement (7)
10.7	Settlement Agreement and Stipulation (8)
10.8	Amendment to Stock Purchase Definitive Agreement (9)
10.9	Memorandum of Understanding Joint Venture (10)
10.10	Amendment to Stock Purchase Definitive Agreement (11)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form S-1 filed on June 21, 2011; also incorporated by reference to the Current Report on Form 8-K filed on October 29, 2010.
(2)	Incorporated by reference to the Form 8-K filed on January 8, 2014
(3)	Incorporated by reference to the Form 8-K filed on January 27, 2014
(4)	Incorporated by reference to the Form 8-K filed on April 22, 2014
(5)	Incorporated by reference to the Form 8-K filed on August 22, 2014
(6)	Incorporated by reference to the Form 8-K filed on November 4, 2014
(7)	Incorporated by reference to the Form 8-K filed on January 7, 2015
(8)	Incorporated by reference to the Form 8-K filed on January 13, 2015
(9)	Incorporated by reference to the Form 8-K filed on January 20, 2015
(10)	Incorporated by reference to the Form 8-K filed on January 26, 2015
(11)	Incorporated by reference to the Form 8-K filed on June 9, 2015

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alkame Holdings, Inc.

By:	/s/ Robert Eakle
Robert Eakle President, Chief Executive Officer, Principal Executive Officer, and Director
July 17, 2018

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Robert Eakle
Robert Eakle President, Chief Executive Officer, Principal Executive Officer, and Director
July 17, 2018

