Form 10-Q
period 2016-03-31
ALKAME HOLDINGS, INC.
filed 2018-09-18
CIK 1522165

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes [ ] No [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 5,500,000,000 common shares as of September 17, 2018.

INDEX
			Page
PART I.	FINANCIAL INFORMATION
	ITEM 1	Financial Statements
		Condensed consolidated balance sheets as of March 31, 2016 (unaudited) and December 31, 2015	F-1
		Condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015 (unaudited)	F-2
		Condensed consolidated statements of cash flows for the three months ended March 31, 2016 and 2015 (unaudited)	F-3
		Notes to condensed consolidated financial statements (unaudited)	F4-F32
	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38-42
	ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	42
	ITEM 4.	Controls and Procedures	42-43
PART II.	OTHER INFORMATION
	ITEM 1.	Legal Proceedings	44
	ITEM 1A.	Risk Factors	44
	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
	ITEM 3.	Defaults Upon Senior Securities	46
	ITEM 4.	Mine Safety Disclosures	46
	ITEM 5.	Other Information	46
	ITEM 6.	Exhibits	46
	SIGNATURES		47

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

·

the uncertainty that we will not be able to successfully execute our business plan;

·

risks related to the large number of established and well-financed entities that are actively seeking suitable business opportunities;

·

risks related to the failure to successfully manage or achieve growth of a new business opportunity; and

·

other risks and uncertainties related to our business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully, and readers should not place undue reliance on our forward-looking statements.

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made, and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited condensed consolidated financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2016, are not necessarily indicative of the results that can be expected for the full year.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our”, “our company” and “Alkame” mean Alkame Holdings, Inc., unless otherwise stated.

ALKAME HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash	$ 92	$ -
Accounts receivable (net of reserve for bad debts of $150,000 and $161,000, respectively)	39,127	28,238
Other receivable	8	18,000
Prepaid expenses	7,000	7,000
Inventory	42,828	59,904
Total current assets	89,056	113,142

Fixed and intangible assets:
Manufacturing equipment, net	111,876	122,829
Software	10,497	11,997
Intangible assets, net	951	1,662
Fixed and intangible assets, net	123,324	136,488

Other assets:
Deferred finance costs	2,972	5,513
Total other assets	2,972	5,513

Total assets	$ 215,352	$ 255,143

LIABILITIES AND STOCKHOLDERS (DEFICIT)
Current liabilities:
Cash overdraft	$ -	$ 2,448
Accounts payable and accrued expenses	762,768	727,290
Accrued interest	374,531	272,391
Accrued compensation	573,480	513,480
Prepaid customer order	-	17,170
Legal obligations	120,000	120,000
Loans from officer	26,456	26,456
Notes payable (net of debt discount of $26,332 and $35,095, respectively)	1,020,679	991,119
Note due Xtreme Shareholders	169,000	183,000
Convertible debentures (net of debt discount of $15,209 and $27,411, respectively)	647,512	552,479
Derivative instrument liability	1,899,803	1,046,635
Total current liabilities	5,594,229	4,452,468

Long-term liabilities:
Notes payable - long term	-	24,573
Convertible debt - long term (net of debt discount of $74,589 and $25,847, respectively)	7,941	29,486
Total long-term liabilities	7,941	54,059

Total liabilities	5,602,170	4,506,527

Commitments and contingencies	-	-

Stockholders’ deficit
Preferred stock - $0.001 par value, authorized - 100,000,000 shares;
Series A Convertible Preferred stock - $0.001 par value, 100,000,000 shares designated; issued and outstanding - 12,000,000 and 12,000,000 shares, respectively	12,000	12,000
Series B Preferred stock - $0.001 par value, 70,000,000 shares designated; issued and outstanding 65,398,334 and 65,398,334 shares, respectively	65,398	65,398
Series C Preferred stock - $0.001 par value, 10,000,000 shares designated; issued and outstanding 0 shares	-	-
Series D Preferred stock - $0.001 par value, 4,000,000 shares designated; issued and outstanding 2,000,000 and 2,000,000 shares, respectively	2,000	2,000
Common stock - $0.001 par value, authorized - 900,000,000 shares; issued and outstanding – 577,478,654 and 198,485,547 shares, respectively	577,479	198,486
Common stock to be issued	13,500	13,500
Series C Convertible Preferred Stock to be issued	1,425,000	1,425,000
Additional paid-in capital	6,812,746	7,010,488
Accumulated deficit	(14,294,942)	(12,978,256)
Total stockholders' deficit	(5,386,819)	(4,251,384)

Total liabilities and stockholders' deficit	$ 215,352	$ 255,143

See accompanying notes to the unaudited condensed consolidated financial statements
F-1

ALKAME HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	March 31, 2016	March 31, 2015

Revenues	$ 73,972	$ 294,006

Cost of sales	51,161	224,653

Gross profit	22,811	69,353

Operating expenses:
Selling expenses	31,386	271,752
General and administrative	116,511	311,802
Depreciation and amortization	2,210	36,737
Total operating expenses	150,107	620,291

Loss from operations	(127,296)	(550,938)

Other Income / (Expenses):
Amortization of deferred financing costs	(2,599)	(46,455)
Interest expense	(278,872)	(43,452)
Amortization of beneficial conversion feature	(54,752)	(307,732)
Gain (loss) on change in fair value of derivative liability	(853,168)	182,646
Gain on disposition of terminated joint ventures	-	7,774
Total other expenses	(1,189,391)	(207,219)

Net loss applicable to common stock holders	$ (1,316,687)	$ (758,157)

Per share data
Net Profit (Loss) per share - basic and diluted	$ (0.00)	$ (0.01)

Weighted average number of shares outstanding- basic and diluted	325,843,486	91,788,355

See accompanying notes to the unaudited condensed consolidated financial statements
F-2

ALKAME HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Three Months Ended
	March 31, 2016	March 31, 2015
Cash flows from operating activities:
Net loss	$ (1,316,687)	$ (758,158)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Bad debts	(11,000)	2,000
Depreciation and amortization	13,164	42,059
Amortization debt discount	46,812	307,732
Amortization of beneficial conversion feature	7,941	-
Change in fair value of derivative liability	853,168	(182,646)
Penalties on defaulted convertible debt	102,723	-
Amortization of prepaid assets	-	75,000
Amortization of deferred financing costs	2,541	46,445
Changes in operating asset and liability account balances:
Accounts receivable	111	(74,500)
Other receivable	-	(28,596)
Pre-acquisition loans to Xtreme due from former shareholders	-	(7,357)
Inventory	17,075	(10,582)
Prepaid expenses	(17,170)	-
Accrued interest	102,540	41,186
Accounts payable, customer deposits and accrued expenses	201,322	231,162
Total adjustments	1,319,227	441,913

Net cash provided by (used) in operating activities	2,540	(316,245)

Cash flows from investing activities
Payment of purchase consideration to Xtreme Technologies, Inc.	-	(45,100)
Cash acquired from Xtreme Technologies, Inc.	-	13,287
Purchase of equipment	-	(36,657)
Net cash used in investing activities	-	(68,470)

Cash flows from financing activities:
Cash overdraft	(2,448)	-
Proceeds from officer loans	-	22,967
Payment of financing costs	-	(23,333)
Proceeds from notes payable	-	353,833
Payments of notes payable	-	(480)
Proceeds from convertible notes	-	-
Net cash used in (provided by) financing activities	(2,448)	353,537

Net increase (decrease) in cash	92	(31,178)

Cash at beginning of period	-	172,730

Cash at end of period	$ 92	$ 141,552

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$ 457	$ 1,520
Cash paid for income taxes	$ -	$ -

Supplemental Schedules of Noncash Investing and Financing Activities:
Conversion of convertible loans and accrued interest to common stock	$ 79,401	$ 314,653
Common stock issued to settle accounts payable	$ 23,312	$ 248,754
Payment made by EROP to noteholders on Company's behalf	$ 23,118	$ 155,000

See accompanying notes to the unaudited condensed consolidated financial statements
F-3

Alkame Holding, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

 For the three months ended March 31, 2016 and 2015

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

As a result of the exchange transaction in 2013, our board of directors decided to change our fiscal year end from January 31 to December 31.

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

The Company’s fiscal year end is December 31.

2.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has an accumulated deficit of $14,294,942 and has incurred a net loss of $1,316,687 for the three months ended March 31, 2016. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by seeking long term financing which may be in the form of additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

3.    Basis of Presentation

These unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for any interim period or an entire year. The Company applies the same accounting policies and methods in its interim financial statements as those in the most recent audited annual financial statements. The financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the year ended December 31, 2015 included in the Company’s filing on Form 10-K.

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. All inter-company accounts and transactions have been eliminated. The Company’s fiscal year end is December 31.

4.

Summary of Significant Accounting Policies

a)   Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.  Significant estimates included are assumptions about collection of accounts receivable, useful life of fixed and intangible assets, estimates used in the fair value calculation of stock-based compensation, beneficial conversion feature and derivative liability on convertible notes and warrants using Black-Scholes Model.

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

d)   Accounts receivable and concentration of credit risk

Because the Company currently uses distributors as their main source of product sales and placement, there is an inherent risk that the distributor could experience difficulty in their payments for accounts they ship to.  The result, may be that the distributors, while collecting from the stores and chains they supply, they do not process through the payments to us.  Although in the past the Company did see significant credit risk associated with the trade receivables, repayment is dependent upon the financial stability of the various distributors and customers to which shipment takes place.  As a result, the Company is looking more closely at the credit worthiness of its customer and how large a footprint and customer base various distributors have and is attempting to limit how much of our business is conducted through any one customer or distributor.  Our concentration risk is being reevaluated on a quarterly basis.

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

At March 31, 2016 and December 31, 2015, the Company had an allowance for bad debts in the amount of $150,000 and $161,000 respectively.

f)   Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Such securities, shown below, presented on a common share equivalent basis and outstanding as of March 31, 2016 and 2015 have been excluded from the per share computations:

	As of
	March 31, 2016	March 31, 2015
Series A Convertible Preferred Stock	600,000,000	600,000,000
Series B Convertible Preferred Stock	65,398,334	65,398,334
Series D Convertible Preferred Stock	20,000,000	-
Convertible notes payable	4,472,261,526	326,777,380
Warrants	1,587,302	1,587,302
3(a)10 Share issuance	136,543,519	129,677,917

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

The Company’s financial instruments consist principally of cash, accounts receivable, accounts payable and accrued liabilities and amounts due to related parties and others. Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

5.

Notes Payable

	March 31, 2016	December 31, 2015
Notes payable - current	$ 1,047,011	$ 1,050,787
Note payable Xtreme shareholders	169,000	183,000
Officer loans	26,456	26,456
Unamortized debt discount	(26,332)	(35,095)
Carrying amount	$ 1,216,135	$ 1,225,148
Less: current portion	(1,216,135)	(1,200,575)
Long-term notes payable, net	$ -	$ 24,573

Notes Payable to Stockholders:

The Company owed $36,030 and $36,573 at March 31, 2016 and December 31, 2015 respectively to a stockholder.

During the year ended December 31, 2013, the Company had $63,000 in expenses paid on its behalf by this shareholder which was recorded as a Note. On August 1, 2013, the Company and note holder amended the Note by mutual agreement increasing the principal amount by an additional $10,000 for other services rendered by the former director.  The Note is unsecured and begin accruing interest August 1, 2014 at 5% per annum on the unpaid principal thereafter.  Based on a repayment agreement that calls for monthly payments of $1,000 per month.

During the three months ended March 31, 2016 and 2015, the Company repaid $1,000 ($543 principal and $457 accrued interest) and $2,000 ($480 principal and $$1,520 accrued interest) of the Note, respectively.

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

The original balance acquire was $525,000.  As of March 31, 2016, the balance is $169,000.

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

At March 31, 2016 and December 31, 2015, the Company has accrued interest of $226,597 and $205,347, respectively. The original note, and the amendment, each mature two years from date of issuance or amendment.

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

During the three months ended March 31, 2016 and 2015, the Company charged to operations $2,541 and $46,455 as amortization of deferred financing costs, respectively. As of March 31, 2016, and December 31, 2015, remaining balance in deferred financing cost of $2,972 and $5,513, respectively and is presented as part of other assets.

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

In January 2016, the Company converted $82,530 of accounts payable into a convertible note.  The note carries interest at 10% per annum and provides for conversion at the lower of 60% of the lowest trading price in the 25 days prior to conversion or $0.0001 per share.

6.    Convertible debt

At March 31, 2016 and December 31, 2015 convertible notes and debentures consisted of the following:

	March 31, 2016	December 31, 2015
Convertible notes payable	$ 745,251	$ 635,223
Unamortized debt discount	(89,798)	(53,258)
Carrying amount	$ 655,453	$ 581,965
Less: current portion	(647,512)	(552,479)
Long-term convertible notes, net	$ 7,941	$ 29,486

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

The fair value of the described embedded derivative of $140,225 at March 31, 2016 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	269%
Risk free rate:	0.21%

At March 31, 2016, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $66,719 for the three months ended March 31, 2016.

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

The fair value of the described embedded derivative of $140,300 at March 31, 2016 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	269%
Risk free rate:	0.21%

At March 31, 2016, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $74,794for three months ended March 31, 2016.

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

The fair value of the described embedded derivative of $34,020 at March 31, 2016 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	269%
Risk free rate:	0.39%

At March 31, 2016, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $6,741 for the three months ended March 31, 2016.

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

The fair value of the described embedded derivative of $140,300 at March 31, 2016 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	269%
Risk free rate:	0.21%

At March 31, 2016, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $58,705 for the three months ended March 31, 2016.

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

The fair value of the described embedded derivative of $206,442 at March 31, 2016 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	269%
Risk free rate:	0.21-0.73%

At March 31, 2016, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $224,625 for the three months ended March 31, 2016.

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

The fair value of the described embedded derivative of $90,441 at March 31, 2016 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	269%
Risk free rate:	0.39%

At March 31, 2016, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $5,728 for the three months ended March 31, 2016.

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

The fair value of the described embedded derivative of $112,444 at March 31, 2016 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	269%
Risk free rate:	0.021%

At March 31, 2016, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $97,475 for the three months ended March 31, 2016.

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

The fair value of the described embedded derivative of $249,990 at March 31, 2016  was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	269%
Risk free rate:	0.21%

At March 31, 2016, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $138,216 for the three months ended March 31, 2016.

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

The fair value of the described embedded derivative of $65,466 at March 31, 2016 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	269%
Risk free rate:	0.59%

At March 31, 2016, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $16,544 for the three months ended March 31, 2016.

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

The fair value of the described embedded derivative of $122,571 at March 31, 2016 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	269%
Risk free rate:	0.21%

At March 31, 2016, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $63,572 for the three months ended March 31, 2016.

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

The fair value of the described embedded derivative of $99,761 at March 31, 2016 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	269%
Risk free rate:	0.59%

At March 31, 2016, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $25,285 for the nine months ended March 31, 2016.

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

The fair value of the described embedded derivative of $155,806 at March 31, 2016 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	269%
Risk free rate:	0.21%

At March 31, 2016, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $85,383 for the three months ended March 31, 2016.

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

Items recorded or measured at fair value on a recurring basis in the accompanying unaudited condensed consolidated financial statements consisted of the following items as of March 31, 2016:

Fair Value Measurements at March 31, 2016u using:
	March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative Liabilities	$ 1,899,803	-	-	$ 1,899,803

The debt derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of March 31, 2016:

Derivative Liability
Balance, December 31, 2015	$1,046,635
Additions	-
Change in fair value of derivative liabilities	853,168
Balance, March 31, 2016	$1,899,803

8.

Related Party Transactions

During the three months ended March 31, 2016 and 2015, the Company received $0 and $22,967, respectively, in cash loans, and made cash payments on these amounts owing totaling $0 and $0 during the same periods.

As of March 31, 2016, and December 31, 2015, the Company owed $26,456 to its President.  The amounts owing are unsecured, non-interest bearing and due on demand.

As of March 31, 2016, and December 31, 2015, the Company owes its president $270,000 and $240,000, respectively, of accrued compensation.

As of March 31, 2016, and December 31, 2015, the Company owes $243,480 and $214,000, respectively to Kaufman & Associates (holding more than 5% shares of the Company) in connection with a consulting agreement.

On December 9, 2015, the Company issued a total of 2,000,000 Series D Convertible Preferred shares (1,000,000 each) as compensation to its CEO and Kaufman & Associates a consultant.

9.

Stockholders’ Deficit

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

F19

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

b)

Share Issuances

2016:

On February 9, 2016, the Company issued 4,500,000 common shares upon conversion of $7,020 of accounts payable in connection with a settlement under the Section 3(a)10 of the Rules of the SEC.  The shares were issued at a price of $0.0156 per share.

On February 12, 2016, the Company issued 5,000,000 common shares upon conversion of $6,750 of convertible debt.  The shares were issued at a price of $0.00135 per share.

On February 16, 2016, the Company issued 5,454,545 common shares upon conversion of $7,500 of convertible debt.  The shares were issued at a price of $0.00132 per share.

On February 16, 2016, the Company issued 2,027,396 common shares upon conversion of $2,686 of convertible debt and accrued interest.  The shares were issued at a price of $0.00132 per share.

On February 17, 2016, the Company issued 10,226,900 common shares upon conversion of $8,949 of convertible debt.  The shares were issued at a price of $0.00088 per share.

On February 18, 2016, the Company issued 5,952,381 common shares upon conversion of $5,000 of convertible debt.  The shares were issued at a price of $0.00084 per share.

On February 22, 2016, the Company issued 18,552,879 common shares upon conversion of $10,000 of convertible debt.  The shares were issued at a price of $0.00054 per share.

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

On February 25, 2016, the Company issued 9,901,698 common shares upon conversion of $2,099 of convertible debt and accrued interest.  The shares were issued at a price of $0.00021 per share.

On February 26, 2016, the Company issued 10,226,909 common shares upon conversion of $818 of convertible debt.  The shares were issued at a price of $0.00008 per share.

On February 29, 2016, the Company issued 23,787,879 common shares upon conversion of $3,925 of convertible debt.  The shares were issued at a price of $0.00016 per share.

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

On March 7, 2016, the Company issued 21,715,522 common shares upon conversion of $1,194 of convertible debt.  The shares were issued at a price of $0.00005 per share.

On March 7, 2016, the Company issued 2,102,660 common shares upon conversion of $116 of convertible debt.  The shares were issued at a price of $0.00005 per share.

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

On March 15, 2016, the Company issued 9,904,429 common shares upon conversion of $594 of convertible debt.  The shares were issued at a price of $0.00006 per share

On March 16, 2016, the Company issued 23,818,182 common shares upon conversion of $1,310 of convertible debt.  The shares were issued at a price of $0.00005 per share.

On March 17, 2016, the Company issued 16,318,490 common shares upon conversion of $865 of convertible debt and accrued interest.  The shares were issued at a price of $0.00005 per share.

On March 18, 2016, the Company issued 9,904,429 common shares upon conversion of $594 of convertible debt.  The shares were issued at a price of $0.00006 per share

On March 23, 2016, the Company issued 20,500,000 common shares upon conversion of $12,300 of accounts payable in connection with a settlement under the Section 3(a)10 of the Rules of the SEC.  The shares were issued at a price of $0.0006 per share.

On March 23, 2016, the Company issued 9,904,429 common shares upon conversion of $594 of convertible debt.  The shares were issued at a price of $0.00006 per share

2015:

On January 12, 2015, the Company issued 3,600,000 common shares upon conversion of $69,336 of accounts payable in connection with a settlement under the Section 3(a)10 of the Rules of the SEC.  The shares were issued at a price of $0.01926 per share.

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

As of March 31, 2016, and December 31, 2015, there were 577,478,654 and 198,485,547 shares of common stock issued and outstanding, respectively.

10.

Commitments and Contingencies

Litigation

a)

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

11.       Acquisition of Xtreme Technologies, Inc.

On April 21, 2014, we entered into a Stock Purchase Definitive Agreement (the “Agreement”) with Xtreme Technologies, Inc., an Idaho corporation (“Xtreme”). Pursuant to the terms of the Agreement, we acquired all of the issued and outstanding capital stock of Xtreme in exchange for certain consideration as set forth in the Agreement.

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

In accordance with the terms of the Agreement, the Amendment and the Second Amendment, we purchased all of the outstanding shares of Xtreme for the purchase price of $2,000,000, payable as follows:

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

Series C Convertible Preferred Stock to be issued:

During the year ended December 31, 2015, the Company committed to issue 1,425,000 shares of Series C Preferred stock valued at $1.00 per share as part of the Stock Purchase Agreement entered into with Xtreme Technologies, Inc.

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

Each note will be issued with a 10% Original Issue Discount (“OID”) such that the net amount received by the Company will be either $200,000 or $100,000 per debenture.  The convertible debentures are due and payable one year from date of issuance and will carry interest at a rate of 8% per annum from the date of issuance.  Each debenture will be convertible into common stock of the Company at the lower of (i) 70% of the lowest trading price of the Common Stock as reported on the OTCPK marketplace which the Company's shares are traded or any market upon which the Common Stock may be traded in the future ("Exchange"), during the twenty (20) trading days immediately preceding the closing date or (ii) 70% of the lowest trading price of the Common Stock as reported on the OTCPK marketplace which the Company's shares are traded or any market upon which the Common Stock may be traded in the future ("Exchange"), during the twenty 20 trading days immediately preceding the receipt of a notice of conversion.

Subsequent funding’s after the second tranche are conditioned on the Company completing the filing of its audits within 59 days of the date of the first funding, and subsequent tranches will require completion of the remaining filings necessary to bring the Company current in its reporting obligations.

Additionally, while the Notes are outstanding, the Company is prohibited from entering into any convertible debentures or 3(A)(10) financings with another party without prior written consent of the Buyer.

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

Prior to the effective date, Bell Foods used approximately $60,438.76 in accounts receivables to retire $60,438.76 in accounts payables, namely $49,000.00 paid to the Craig Bell note. On the effective date, May 1, the remaining accounts receivable, valued at approximately $117,248.70, and remaining accounts payable, valued at approximately $48,797.46, were transferred to the Company and the Company released Bell Foods from all liability associated with the accounts payable.  The company retired the remaining balance of the Craig Bell note on May 22nd. As of July 31, 2017, the accounts payable was $169,722.96, with the accounts receivable at $178,158.10.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

Results of Operations for the three months ended March 31, 2016 and 2015.

Operating Revenues

In the three-month periods ended March 31, 2016 and 2015, we generated $73,972 and $294,006, respectively, in revenue from the sale of our water products.  The decrease is due to the dropping of two major customers after it was determined that we were losing money on each truckload of water shipped.  We expect to negotiate new agreements with a number of customers in an effort to increase sales.

Cost of Goods Sold

In the three-month periods ended March 31, 2016 and 2015, we incurred $51,161 and $224,653, respectively, as cost of goods sold. The decrease is primarily due to the decrease in revenue generated by Alkame Water and Xtreme Technologies in Q1 of 2016.  We do not expect any significant increases until such time as our revenue begins to increase once again.

Gross profit

For the three-month periods ended March 31, 2016 and 2015, our gross profit was $22,811 (30.1% of revenue) and $69,353 (23.6% of revenue).  The decrease in gross profit dollar amount and the increase in gross profit percentage in 2016 from 2015, is a direct result of the significant decrease in sales causing our overhead to not be more fully absorbed, but margin on the products was stronger.  Since we are not able to amortize the manufacturing and management overhead of the companies over a larger sales base, we see decreased margins over the foreseeable future.

Operating Expenses

Our operating expenses for the three-month periods ended March 31, 2016 and 2015 are outlined in the table below:

	Three Months Ended
	March 31,
	2016	2015
Selling expenses	$ 31,386	$ 271,752
General and administrative	116,511	311,802
Depreciation and amortization	2,210	36,737
Total	$ 150,107	$ 620,291

Operating expenses for the three months ended March 31, 2016 and 2015 was $150,107 and $620,291 respectively. The decrease in operating expense during the three months ended March 31, 2016 versus 2015 is attributed to a decrease in general and administrative costs of Xtreme after the termination of the employment agreements.

Other Income/(Expenses)

In addition to operating expenses, we incurred interest expenses of $278,872 and $43,452 during the three months ended March 31. 2016 and 2015 respectively.  The increase in interest expense during the period ended March 31, 2016 is primarily attributable to the increased amount of debt in the period ending March 31, 2016 versus the balance at March 31, 2015, as well as the booking of a contingency for penalties on past due convertible debt raising both the interest rate and increasing the principal.

We incurred amortization of deferred financing cost of $2,599 and $46,455 during the three months ended March 31, 2016 and 2015, respectively.  The decrease in amortization of deferred financing cost during the period ended March 31, 2016 is primarily attributable to the completion of the amortization incurred on the various underlying debt incurred from financing activities over the last year.

Non-cash interest expense due to adjustments connected with derivative instrument adjustments related to convertible notes used to finance the Company include a loss of $853,168 for the three months ended March 31, 2016 as a result of the change in fair value of the Company’s derivative instruments, and amortization of debt discount of $54,752 and $307,732 for the three-month periods ended March 31, 2016 and 2015, respectively.

Net Loss

We incurred a net loss of $1,316,687 and $758,157 for the three months ended March 31, 2016 and 2015, respectively

Liquidity and Capital Resources

The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing and generating profitable operations from the Company’s future operations. However, there can be no assurance that these arrangements will be sufficient to fund its ongoing capital expenditures, working capital, and other cash requirements. The outcome of these matters cannot be predicted at this time. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Working Capital

Percentage
	March 31,	December 31,	Increase
	2016	2015	(Decrease)
Current Assets	$ 89,056	$ 113,142	(21.3%)
Current Liabilities	$ 5,594,229	$ 4,452,468	(25.6%)
Working Capital Deficit	$ (5,505,173)	$ (4,339,326)	(26.9%)

At March 31, 2016, our cash balance was $92 compared to $0 at December 31, 2015. The increase in cash is attributed to proceeds of $723 in notes payable coupled with $1,817 generated from operating activities.

At March 31, 2016, we had total current liabilities of $5,594,229 compared with total current liabilities of $4,452,468 at December 31, 2015. The increase in total liabilities is attributed to an increase in the derivative liabilities of $853,168 coupled with a increase of $185,253 in convertible notes, $23,312 in the conversion of accounts payable, and $23,118 of notes payable.

At March 31, 2016, we had a working capital deficit of $5,505,173 compared with a working capital deficit of $4,339,326 at December 31, 2015.  The increase in working capital deficit is mainly attributed to the increase in the derivative liabilities offset by conversion of convertible debt, notes payable, and accounts payable into common stock totaling $125,831.

Cash Flows

	For The Three Months Ended		Percentage
	March 31,	March 31,	Increase
	2016	2015	(Decrease)
Cash Used in Operating Activities	$ 2,540	$ (316,245)	0.05%
Cash Used in Investing Activities	$ -	$ (68,470)	-%
Cash Provided by Financing Activities	$ (2,448)	$ 353,537	(99.5)%
Net Increase (Decrease) in Cash	$ 92	$ (31,178)	100.3%

Cash flow from Operating Activities

During the three months ended March 31, 2016, we generated $2,540 of cash in operating activities compared to the use of $316,245 of cash for operating activities during the period ended March 31, 2015. The increase in cash from operating activities was mainly attributed to our net loss of $1,316,687, offset mainly by depreciation and amortization of $13,164 amortization of deferred financing cost of $2,541, bad debt expense of ($11,000), $105,500 for non-cash interest expense accrued on notes payable, an increase of $102,723 in princial penalties on convertbile debt in technical default, and an adjustment of amortization of debt discount of $46,812, an increase of $201,322 in accounts payable and accrued expenses offset by the loss on change in fair value of derivative liability of $853,168, an increase in prepaid expenses of $17,170, and a decrease in inventory of $17,075.

Cash flow from Investing Activities

During the three months ended March 31, 2016, we used $0 in investing activities.

Cash flow from Financing Activities

During the three months ended March 31, 2016 and 2015, we (used) received net proceeds of ($2,448) and $353,537, respectively from financing activities. The decrease in proceeds from financing activities is mainly attributed to repayment of cash overdraft of $2,448.

Going Concern

These accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. For the three months ended March 31, 2016, the Company recognized $73,972 in revenue, and as of March 31, 2016 had an accumulated deficit of $14,294,942.  The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing and generating profitable operations from the Company’s future operations. However, there can be no assurance that these arrangements will be sufficient to fund its ongoing capital expenditures, working capital, and other cash requirements. The outcome of these matters cannot be predicted at this time. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These accompanying unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

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

Our significant accounting policies are more fully described in Note 4 to our unaudited consolidated financial statements.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2016 and December 31, 2015.

Inflation

We do not believe that inflation has had a material effect on our Company’s results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2016, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2016: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

We are unable to remedy our controls related to the inadequate segregation of duties and ineffective risk management until we receive financing to hire additional employees.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

Litigation

a)

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

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

2016:

On February 9, 2016, the Company issued 4,500,000 common shares upon conversion of $7,020 of accounts payable in connection with a settlement under the Section 3(a)10 of the Rules of the SEC.  The shares were issued at a price of $0.0156 per share.

On February 12, 2016, the Company issued 5,000,000 common shares upon conversion of $6,750 of convertible debt.  The shares were issued at a price of $0.00135 per share.

On February 16, 2016, the Company issued 5,454,545 common shares upon conversion of $7,500 of convertible debt.  The shares were issued at a price of $0.00138 per share.

On February 16, 2016, the Company issued 2,027,396 common shares upon conversion of $2,686 of convertible debt and accrued interest.  The shares were issued at a price of $0.0012 per share.

On February 17, 2016, the Company issued 10,226,900 common shares upon conversion of $8,949 of convertible debt.  The shares were issued at a price of $0.00088 per share.

On February 18, 2016, the Company issued 5,952,381 common shares upon conversion of $5,000 of convertible debt.  The shares were issued at a price of $0.00084 per share.

On February 22, 2016, the Company issued 18,552,879 common shares upon conversion of $10,000 of convertible debt.  The shares were issued at a price of $0.00054 per share.

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

On February 25, 2016, the Company issued 9,901,698 common shares upon conversion of $2,099 of convertible debt and accrued interest.  The shares were issued at a price of $0.00021 per share.

On February 26, 2016, the Company issued 10,226,909 common shares upon conversion of $818 of convertible debt.  The shares were issued at a price of $0.00008 per share.

On February 29, 2016, the Company issued 23,787,879 common shares upon conversion of $3,925 of convertible debt.  The shares were issued at a price of $0.00016 per share.

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

On March 7, 2016, the Company issued 21,715,522 common shares upon conversion of $1,194 of convertible debt.  The shares were issued at a price of $0.00005 per share.

On March 7, 2016, the Company issued 2,102,660 common shares upon conversion of $116 of convertible debt.  The shares were issued at a price of $0.00005 per share.

On March 7, 2016, the Company issued 23,818,182 common shares upon conversion of $1,310 of convertible debt.  The shares were issued at a price of $0.00005 per share.

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

On March 15, 2016, the Company issued 9,904,429 common shares upon conversion of $594 of convertible debt.  The shares were issued at a price of $0.00006 per share

On March 16, 2016, the Company issued 23,818,182 common shares upon conversion of $1,310 of convertible debt.  The shares were issued at a price of $0.00005 per share.

On March 17, 2016, the Company issued 16,318,490 common shares upon conversion of $865 of convertible debt and accrued interest.  The shares were issued at a price of $0.00005 per share.

On March 18, 2016, the Company issued 9,904,429 common shares upon conversion of $594 of convertible debt.  The shares were issued at a price of $0.00006 per share

On March 23, 2016, the Company issued 20,500,000 common shares upon conversion of $12,300 of accounts payable in connection with a settlement under the Section 3(a)10 of the Rules of the SEC.  The shares were issued at a price of $0.0006 per share.

On March 23, 2016, the Company issued 9,904,429 common shares upon conversion of $594 of convertible debt.  The shares were issued at a price of $0.00006 per share

As of March 31, 2016, and December 31, 2015, there were 577,478,654 and 198,485,547 shares of common stock issued and outstanding, respectively.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALKAME HOLDINGS, INC.

By

/s/ Robert Eakle
Robert Eakle
Chief Executive Officer, President, and Director
(Principal Executive Officer and Principal Accounting Officer)
Date:	September 18, 2018