Form 10-Q
period 2016-06-30
ALKAME HOLDINGS, INC.
filed 2018-10-31
CIK 1522165

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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

Yes [ ] No [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 5,500,000,000 common shares as of October 26, 2018.

INDEX
			Page
PART I.	FINANCIAL INFORMATION
	ITEM 1	Financial Statements
		Condensed consolidated balance sheets as of June 30, 2016 (unaudited) and December 31, 2015	F-1
		Condensed consolidated statements of operations for the three and six months ended June 30, 2016 and 2015 (unaudited)	F-2
		Condensed consolidated statements of cash flows for the six months ended June 30, 2016 and 2015 (unaudited)	F-3
		Notes to condensed consolidated financial statements (unaudited)	F4 - F32
	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38 - 42
	ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	42
	ITEM 4.	Controls and Procedures	42
PART II.	OTHER INFORMATION
	ITEM 1.	Legal Proceedings	43
	ITEM 1A.	Risk Factors	43
	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
	ITEM 3.	Defaults Upon Senior Securities	45
	ITEM 4.	Mine Safety Disclosures	45
	ITEM 5.	Other Information	45
	ITEM 6.	Exhibits	45
	SIGNATURES		46

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

Our unaudited condensed consolidated financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2016, are not necessarily indicative of the results that can be expected for the full year.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our”, “our company” and “Alkame” mean Alkame Holdings, Inc., unless otherwise stated.

ALKAME HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets:
Cash	$ 35,745	$ -
Accounts receivable (net of reserve for bad debts of $9,498 and $161,000, respectively)	52,799	28,238
Other receivable	5,710	18,000
Prepaid expenses	3,556	7,000
Inventory	35,368	59,904
Total current assets	133,178	113,142

Fixed and intangible assets:
Manufacturing equipment, net	100,922	122,829
Software	8,998	11,997
Intangible assets, net	535	1,662
Fixed and intangible assets, net	110,455	136,488

Other assets:
Deferred finance costs	1,931	5,513
Total other assets	1,931	5,513

Total assets	$ 245,564	$ 255,143

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Cash overdraft	$ -	$ 2,448
Accounts payable and accrued expenses	718,024	727,290
Accrued interest	183,626	272,391
Accrued compensation	621,945	513,480
Customer deposits	-	17,170
Legal obligations	120,000	120,000
Accrued contingencies	134,000	-
Loans from officer	25,334	26,456
Notes payable (net of debt discount of $17,570 and $35,095, respectively)	177,438	991,119
Note due Xtreme Shareholders	164,000	183,000
Convertible debt (net of debt discount of $63,726 and $27,411, respectively)	685,025	552,479
Derivative instrument liability	868,906	1,046,635
Total current liabilities	3,698,298	4,452,468

Long-term liabilities:
Notes payable - long term	93,700	24,573
Convertible debt - long term (net of debt discount of $-0- and $25,847, respectively)	-	29,486
Total long-term liabilities	93,700	54,059

Total liabilities	3,791,998	4,506,527

Commitments and contingencies	-	-

Stockholders' deficit:
Preferred stock - $0.001 par value, authorized - 100,000,000 shares;
Series A Convertible Preferred stock - $0.001 par value, 12,000,000 shares designated; issued and outstanding - 12,000,000 and 12,000,000 shares, respectively	12,000	12,000
Series B Convertible Preferred stock - $0.001 par value, 70,000,000 shares designated; issued and outstanding - 65,398,334 and 65,398,334 shares, respectively	65,398	65,398
Series C Convertible Preferred stock - $0.001 par value, 10,000,000 shares designated; issued and outstanding 0 shares	-	-
Series D Convertible Preferred stock - $0.001 par value, 4,000,000 shares designated; issued and outstanding - 2,000,000 and 2,000,000 shares, respectively	2,000	2,000
Series E Convertible Preferred stock - $1 par value, 1,250,000 shares designated; issued and outstanding 0 shares	-	-
Common stock - $0.001 par value, authorized – 5,500,000,000 and 900,000,000 shares, respectively; issued and outstanding – 636,528,654 and 198,485,547 shares, respectively	636,529	198,486
Common stock to be issued	13,500	13,500
Series C Convertible Preferred Stock to be issued	1,425,000	1,425,000
Series E Convertible Preferred stock to be issued	1,250,000	-
Additional paid-in capital	6,764,238	7,010,488
Accumulated deficit	(13,715,100)	(12,978,256)
Total stockholders' deficit	(3,546,434)	(4,251,384)

Total liabilities and stockholders' deficit	$ 245,564	$ 255,143

See accompanying notes to the unaudited condensed consolidated financial statements
F-1

ALKAME HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Revenues	$ 47,670	$ 307,245	$ 121,643	$ 601,251

Cost of sales	52,584	235,250	103,745	459,903

Gross (loss) profit	(4,914)	71,995	17,898	141,348

Operating expenses:
Selling expenses	43,483	171,534	74,869	443,286
General and administrative	87,786	228,746	204,297	540,548
Depreciation and amortization	1,915	47,197	4,125	83,934
Total operating expenses	133,184	447,477	283,292	1,067,768

Loss from operations	(138,098)	(375,482)	(265,394)	(926,420)

Other Income / (Expense):
Amortization of deferred financing costs	(1,042)	(16,914)	(3,640)	(63,369)
Interest expense	(103,206)	(31,970)	(382,078)	(75,422)
Amortization of beneficial conversion feature	(34,834)	(159,055)	(89,587)	(466,787)
Gain (loss) on change in fair value of derivative liability	1,030,897	(30,631)	177,729	152,015
Gain (loss) on settlement of debt	(173,875)	(7,043)	(173,875)	731
Total other income (expenses)	717,940	(245,613)	(471,451)	(452,832)

Net income (loss) applicable to common stock holders	$ 579,842	$ (621,095)	$ (736,845)	$ (1,379,252)

Per share data
Net income (loss) per share - basic	$ 0.00	$ (0.00)	$ (0.00)	$ (0.01)
Net income (loss) per share - diluted	$ 0.00	$ (0.00)	$ (0.00)	$ (0.01)

Weighted average number of shares outstanding - basic	593,842,390	149,919,869	458,052,590	121,014 696
Weighted average number of shares outstanding- diluted	5,500,000,000	149,919,869	458,052,590	121,014,696

See accompanying notes to the unaudited condensed consolidated financial statements
F-2

ALKAME HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30, 2016	June 30, 2015

Cash flows from operating activities:
Net loss	$ (736,845)	$ (1,379,252)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debts	(2,500)	2,000
Depreciation and amortization	26,032	85,454
Amortization debt discount	93,086	466,787
Change in fair value of derivative liability	(177,729)	(152,014)
Liquidated damages and default penalties	272,641	-
Amortization of prepaid expenses	3,444	174,000
Amortization of deferred financing costs	3,640	63,369
Loss on extinguishment of debt	173,875	-
Changes in operating asset and liability account balances:
Accounts receivable	(22,061)	(69,453)
Other receivable	12,290	(23,611)
Pre-acquisition loans to Xtreme due from former shareholders	-	(18,022)
Inventory	24,536	(9,258)
Customer deposit	(17,170)	-
Accrued interest	105,619	73,602
Accounts payable and accrued expenses	196,155	352,525
Total adjustments	691,858	945,379

Net cash used in operating activities	(44,987)	(433,873)

Cash flows from investing activities
Payment of purchase consideration to Xtreme Technologies, Inc.	-	(45,100)
Cash acquired from Xtreme Technologies, Inc.	-	13,287
Funds spent on potential joint venture	-	(12,130)
Purchase of equipment	-	(43,395)
Net cash used in investing activities	-	(87,338)

Cash flows from financing activities:
Cash overdraft	(2,448)	-
(Repayment) proceeds from officer loans	(1,122)	22,967
Proceeds of financing costs	-	(22,783)
Proceeds from convertible notes payable	-	353,833
Payments of notes payable	(9,398)	(3,754)
Proceeds from notes payable	93,700	-
Net cash provided by financing activities	80,732	350,263

Net increase (decrease) in cash	35,745	(170,948)

Cash at beginning of period	-	172,730

Cash at end of period	$ 35,745	$ 1,782

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$ 457	$ 2,246
Cash paid for income taxes	$ -	$ -

Supplemental Schedules of Noncash Investing and Financing Activities:
Conversion of convertible debt and accrued interest to common stock	$ 79,401	$ 314,653
Common stock issued to settle accounts payable	$ 29,862	$ 363,515
Payment made by EROP to noteholders on Company's behalf	$ 19,000	$ 241,000
Assets taken over and liabilities assumed from Xtreme Technologies, Inc. acquisition	$ -	$ 2,050,000
Convertible note payable issued to settle accounts payable	$ 82,530	$ -
Beneficial conversion feature on convertible debt	$ 82,530	$ 353,832
Series E Convertible Preferred stock issued to settle notes payable and accrued interest	$ 1,250,000	$ -

See accompanying notes to the unaudited condensed consolidated financial statements
F-3

Alkame Holding, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

 For the six months ended June 30, 2016 and 2015

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

2.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has an accumulated deficit of $13,715,100 as of June 30, 2016 and has incurred net loss of $736,845 for the six months ended June 30, 2016. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by seeking long term financing which may be in the form of additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

3.     Basis of Presentation

These unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for any interim period or an entire year. The Company applies the same accounting policies and methods in its interim financial statements as those in the most recent audited annual financial statements. The financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the year ended December 31, 2015 included in the Company’s filing on Form 10-K.

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

At June 30, 2016 and December 31, 2015, the Company had an allowance for bad debts in the amount of $9,498 and $161,000 respectively.

f)   Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Such securities, shown below, presented on a common share equivalent basis and outstanding as of June 30, 2016 and 2015 have been excluded from the per share computations:

	As of
	June 30, 2016	June 30, 2015
Series A Convertible Preferred Stock	600,000,000	600,000,000
Series B Convertible Preferred Stock	65,398,334	65,398,334
Series D Convertible Preferred Stock	20,000,000	-
Convertible notes payable	4,163,391,458	117,373,399
Warrants	1,587,302	1,587,302
3(a)10 Share issuance	607,299,500	133,002991

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

i) Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of June 30, 2016, which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

m) Recent accounting pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2016-01, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. We are currently evaluating the effect ASU 2016-01 will have on our consolidated financial statements.

In March 2016, the FASB issued an Accounting Standards Update (ASU) “ASU 2016 – 09 Improvements to Employee Share-Based Payment Accounting” which is intended to improve the accounting for employee share-based payments. The ASU simplifies several aspects of the accounting for share-based payment award transactions, including; the income tax consequences, classification of awards as either equity or liabilities, and the classification on the statement of cash flows. The new standard is effective for fiscal years and interim periods beginning after December 15, 2016, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is permitted. We are currently evaluating the effect ASU 2016-09 will have on our consolidated financial statements.

In April 2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) “ASU 2016 – 10 Revenue from Contract with Customers: identifying Performance Obligations and Licensing”. The amendments in this Update clarify the two following aspects (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended to reduce the degree of judgment necessary to comply with Topic 606. This guidance has no effective date as yet. We are currently evaluating the effect ASU 2016-10 will have on our consolidated financial statements.

In August 2016, FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the effect ASU 2016-15 will have on our consolidated statements of cash flows.

In November 2016, the FASB issued Accounting Standards Update No. (“ASU”) 2016-20, an amendment to Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU addressed several areas related to contracts with customers. This topic is not yet effective and will become effective with Topic 606. We are currently evaluating the effect ASU 2016-20 will have on our consolidated financial statements.

In July 2017, the FASB issued Accounting Standards Update No. (“ASU’’) 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815). The amendments in this Update provide guidance about:

1. Accounting for certain financial instruments with down round features

2. Replacement of the indefinite deferral for mandatorily redeemable financial instruments of certain non-public entities and certain non-controlling interests

The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260).

The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect.

The amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.

Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in Part 1 of this Update should be applied in either of the following ways: 1. Retrospectively to outstanding financial instruments with a down round feature by means of a cumulative effect adjustment to the statement of financial position as of the beginning of the first fiscal year and interim period(s) in which the pending content that links to this paragraph is effective 2. Retrospectively to outstanding financial instruments with a down round feature for each prior reporting period presented in accordance with the guidance on accounting changes in paragraphs 250-10-45-5 through 45-10.

The amendments in Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect.

The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging, (Topic 815), Targeted Improvements to accounting for Hedging Activities.

The amendments in this update provide guidance about:

The amendments in this Update better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements.

For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early application is permitted in any interim period after issuance of the Update.

Transition Requirements for cash flow and net investment hedges existing at the date of adoption, an entity should apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the amendments in this Update. The amended presentation and disclosure guidance is required only prospectively.

The impact this ASU will have on the Company’s consolidated financial statements is expected to be immaterial.

In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840 and Leases (Topic 842). The amendments in this update provide guidance about:

The transition provisions in ASC Topic 606 require that a public business entity and certain other specified entities adopt ASC Topic 606 for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. All other entities are required to adopt ASC Topic 606 for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019.

The transition provisions in ASC Topic 842 require that a public business entity and certain other specified entities adopt ASC Topic 842 for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  All other entities are required to adopt ASC Topic 842 for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020.

The impact this ASU will have on the Company’s consolidated financial statements is expected to be immaterial.

In November 2017, the FASB issued ASU 2017-14, Income Statement – Reporting Comprehensive Income (Topic220), Revenue Recognition (Topic 605) and Revenue from Contracts with Customers (Topic 606). The amendments in this update provide guidance about:

Certain amendments made to SEC materials and staff guidance relating to Operating-Differential subsidiaries, and amendments to the wording and disclosure requirements of Topic 605, Revenue Recognition.

Any new accounting standards, not disclosed above, that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

5.     Notes Payable

	June 30, 2016	December 31, 2015
Notes payable	$ 288,708	$ 1,050,787
Note payable Xtreme shareholders	164,000	183,000
Officer loans	25,334	26,456
Unamortized debt discount	(17,570)	(35,095)
Carrying amount	$ 460,472	$ 1,225,148
Less: current portion	(366,772)	(1,200,575)
Long-term notes payable, net	$ 93,700	$ 24,573

Notes Payable to Stockholders:

The Company owed $34,527 and $36,573 at June 30, 2016 and December 31, 2015 respectively to a stockholder.

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

During the six-months ended June 30, 2016 and 2015, the Company repaid $3,000 ($2,046 principal and $954 accrued interest) and $6,000 ($3,754 principal and $2,246 accrued interest) of the Note, respectively.

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

The original balance for the acquisition was $525,000.  As of June 30, 2016, the balance is $164,000.

Notes Payable, others:

On March 29, 2013, the Company entered into a two-year promissory note agreement for $500,000. On April 8, 2013, the Company received $200,000 and on May 1, 2013, the Company received $300,000. On September 27, 2013, the note agreement was amended to include an additional advance to the Company of $250,000.  Pursuant to the agreement, the loan is secured with a general security agreement, bears interest at 10% per annum, and $500,000 is due on March 30, 2015 and $250,000 is due on September 27, 2015.  These notes were in technical default.  Till the date of settlement of note into Series E Convertible Preferred Stock, the lender did not declare a default, and continued to forebear on collection.

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

On May 10, 2016, the Company entered into a Debt Exchange Agreement with the note holder pursuant to which the Company settled $1,076,125 in debt and accrued interest held by note holder into 1,250,000 shares of newly created Series E Preferred Stock.

At June 30, 2016 and December 31, 2015, the Company has accrued interest of $-0- and $205,347, respectively with regard to the above referenced converted note.

During the six months ended June 30, 2016 and 2015, the Company charged to operations $3,640 and $63,369 as amortization of deferred financing costs, respectively. As of June 30, 2016, and December 31, 2015, remaining balance in deferred financing cost of $1,931 and $5,513, respectively and is presented as part of other assets.

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

In April 2016, the Company borrowed $50,000 from an accredited investor on a secured term loan. The note is secured and repaid through revenue and secured by the Company’s accounts receivable. The note carries interest at 10% per annum and requires repayment in 18 months.

In May 2016, the Company borrowed $25,000 from an accredited investor on a secured term loan. The note is secured and repaid through revenue and secured by the Company’s accounts receivable. The note carries interest at 10% per annum and requires repayment in 18 months.

In June 2016, the Company borrowed $18,700 from an accredited investor on a secured term loan. The note is secured and repaid through revenue and secured by the Company’s accounts receivable. The note carries interest at 10% per annum and requires repayment in 18 months.

6.

Convertible debt

Beginning in the first quarter of 2016, most of our convertible debt became past due triggering default provisions of the notes.  The defaults included $107,050 in first quarter of 2016 and $3,500 in second quarter of 2016 of penalties increasing the outstanding amount of the notes principle, increases in the notes interest to penalty rates ranging from 22% to 14%, and triggered certain liquidated damages clauses.  The adjustments are reflected in the balances of the outstanding convertible debt and accrued interest.

At June 30, 2016 and December 31, 2015 convertible notes and debentures consisted of the following:

	June 30, 2016	December 31, 2015
Convertible notes payable	$ 745,251	$ 635,223
Unamortized debt discount	(62,557)	(53,258)
Carrying amount	$ 682,694	$ 581,965
Less: current portion	(682,694)	(552,479)
Long-term convertible notes, net	$ -	$ 29,486

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

The fair value of the described embedded derivative of $71,007 at June 30, 2016 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	335%
Risk free rate:	0.26%

At June 30, 2016, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $18,081 for the six months ended June 30, 2016.

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

The fair value of the described embedded derivative of $70,093 at June 30, 2016 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	335%
Risk free rate:	0.26%

At June 30, 2016, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $9,443 for six months ended June 30, 2016.

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

During the six-months ended June 30, 2016, the Company amortized $8,250 to current period operations as amortization of beneficial conversion feature.

The fair value of the described embedded derivative of $27,837 at June 30, 2016 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	335%
Risk free rate:	0.26%

At June 30, 2016, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $42,400 for the six months ended June 30, 2016.

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

The fair value of the described embedded derivative of $70,093 at June 30, 2016 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	335%
Risk free rate:	0.26%

At June 30, 2016, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $25,532 for the six months ended June 30, 2016.

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

The fair value of the described embedded derivative of $148,750 at June 30, 2016 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	335%
Risk free rate:	0.26-0.73%

At June 30, 2016, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $47,546 for the six months ended June 30, 2016.

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

During the six-months ended June 30, 2016, the Company amortized $9,930 to current period operations as amortization of beneficial conversion feature.

The fair value of the described embedded derivative of $41,856 at June 30, 2016 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	335%
Risk free rate:	0.36%

At June 30, 2016, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $42,857 for the six months ended June 30, 2016.

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

The fair value of the described embedded derivative of $99,630 at June 30, 2016 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	335%
Risk free rate:	0.26%

At June 30, 2016, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $21,740 for the six months ended June 30, 2016.

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

During the six-months ended June 30, 2016, the Company amortized $9,000 to current period operations as amortization of beneficial conversion feature.

The fair value of the described embedded derivative of $126,052 at June 30, 2016 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	335%
Risk free rate:	0.26%

At June 30, 2016, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $13,271 for the six months ended June 30, 2016.

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

During the six-months ended June 30, 2016, the Company amortized $7,792 to current period operations as amortization of beneficial conversion feature.

The fair value of the described embedded derivative of $31,382 at June 30, 2016 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	335%
Risk free rate:	0.45%

At June 30, 2016, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $17,540 for the six months ended June 30, 2016.

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

During the six-months ended June 30, 2016, the Company amortized $2,917 to current period operations as amortization of beneficial conversion feature.

The fair value of the described embedded derivative of $55,957 at June 30, 2016 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	335%
Risk free rate:	0.26%

At June 30, 2016, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $3,042 for the six months ended June 30, 2016.

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

During the six-months ended June 30, 2016, the Company amortized $8,334 to current period operations as amortization of beneficial conversion feature.

The fair value of the described embedded derivative of $48,143 at June 30, 2016 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	335%
Risk free rate:	0.45%

At June 30, 2016, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $26,333 for the six months ended June 30, 2016.

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

During the six-months ended June 30, 2016, the Company amortized $8,750 to current period operations as amortization of beneficial conversion feature.

The fair value of the described embedded derivative of $78,107 at June 30, 2016 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	335%
Risk free rate:	0.26%

At June 30, 2016, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $5,036 for the six months ended June 30, 2016.

Note issued on January 12, 2016:

In January 2016, the Company converted $82,530 of accounts payable into a convertible note.  The note carries interest at 10% per annum, due on April 12, 2018 and provides for conversion at the lower of 60% of the lowest trading price in the 25 days prior to conversion or $0.0001 per share.

The beneficial conversion feature on the convertible notes issued to the noteholders amounted to $82,530 during the six-month period ended June 30, 2016 and was recorded as debt discount of the corresponding debt.

The Company recognized amortization of debt discount of $9,148 and $17,089, during the three and six month period ended June 30, 2016, respectively.

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

Items recorded or measured at fair value on a recurring basis in the accompanying unaudited condensed consolidated financial statements consisted of the following items as of June 30, 2016:

Fair Value Measurements at June 30, 2016 using:
	June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative Liabilities	$ 868,906	-	-	$ 868,906

The debt derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of June 30, 2016:

Derivative Liability
Balance, December 31, 2015	$1,046,635
Additions	-
Change in fair value of derivative liabilities	(177,729)
Balance, June 30, 2016	$868,906

8.

Related Party Transactions

During the six months ended June 30, 2016 and 2015, the Company received $0 and $22,967, respectively, in cash loans, and made cash payments on these amounts owing totaling $1,122 and $0, respectively during the same periods.

As of June 30, 2016, and December 31, 2015, the Company owed $25,334 to its President.  The amount owing is unsecured, non-interest bearing and due on demand.

As of June 30, 2016, and December 31, 2015, the Company owes its president $300,000 and $240,000, respectively, of accrued compensation.

As of June 30, 2016, and December 31, 2015, the Company owes $261,945 and $213,480, respectively to Kaufman & Associates (holding more than 5% shares of the Company) in connection with a consulting agreement.

On December 9, 2015, the Company issued 1,000,000 Series D Convertible Preferred shares each as compensation to its CEO and Kaufman & Associates a consultant.

9.

Stockholders’ Deficit

a)

Authorized

Authorized capital stock consists of:

· 5,500,000,000 common shares with a par value of $0.001 per share; and

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

o

The Company has designated 1,250,000 shares as Series E Convertible Preferred Series Stock, par value $1.00 per share. Each share of Series E Preferred Stock is convertible into common stock, subject to adjustments, at a conversion price equal to a 50% discount to the VWAP per share for the 5 trading days prior to written notice of conversion. See additional description and preferences under “Series E Preferred Stock” below.

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

Series E Convertible Preferred Stock

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

On March 23, 2016, the Company issued 9,904,429 common shares upon conversion of $594 of convertible debt.  The shares were issued at a price of $0.00024 per share.

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

As of June 30, 2016, and December 31, 2015, there were 636,528,654 and 198,485,547 shares of common stock issued and outstanding, respectively.

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

Share Issuances:

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

Convertible Debts:

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

On December 31, 2017, the Company entered into a nine-month convertible debenture for $22,000 with an accredited institutional investor.  The debenture carries a 10% original issue discount, and interest at a rate of 8% per annum.  The debenture is convertible at the lower of (a) $0.0001; or (b) 70% of the lowest trading price in the 20 trading days prior to conversion.

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

On January 17, 2018, the Company entered into a nine-month convertible debenture for $16,500 with an accredited institutional investor.  The debenture carries a 10% original issue discount, and interest at a rate of 8% per annum.  The debenture is convertible at the lower of (a) $0.0002; or (b) 70% of the lowest trading price in the 20 trading days prior to conversion.

On January 25, 2018, the Company entered into a nine-month convertible debenture for $27,500 with an accredited institutional investor.  The debenture carries a 10% original issue discount, and interest at a rate of 8% per annum.  The debenture is convertible at the lower of (a) $0.0003; or (b) 70% of the lowest trading price in the 20 trading days prior to conversion.

On January 30, 2018, the Company entered into a nine-month convertible debenture for $22,000 with an accredited institutional investor.  The debenture carries a 10% original issue discount, and interest at a rate of 8% per annum.  The debenture is convertible at 70% of the lowest trading price in the 20 trading days prior to conversion.

On February 5, 2018, the Company entered into a nine-month convertible debenture for $22,000 with an accredited institutional investor.  The debenture carries a 10% original issue discount, and interest at a rate of 8% per annum.  The debenture is convertible at the lower of (a) $0.0003; or (b) 70% of the lowest trading price in the 20 trading days prior to conversion.

On February 9, 2018, the Company entered into a nine-month convertible debenture for $90,200 with an accredited institutional investor.  The debenture carries a 10% original issue discount, and interest at a rate of 8% per annum.  The debenture is convertible at the lower of (a) $0.0003; or (b) 70% of the lowest trading price in the 20 trading days prior to conversion.

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

On March 30, 2018, the Company entered into a 30-Day convertible debenture for $33,000 with an accredited institutional investor.  The debenture carries a 10% original issue discount, and interest at a rate of 8% per annum.  The debenture was repaid prior to the 30-day periods expiration.

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

Others:

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

This assumption of operations may add approximately $1.5 million in annual revenue to Alkame.  In addition to the added revenue, all customers’ accounts, accounts payable and receivables, inventory, internet properties, and an extensive library of product formulations, along with the continuation to offer private label programs and customized co-packing solutions for a selected variety of specialty gourmet items.  Along with the acquisition brings the ownership and title to the product expansion product offerings of the brands: Everyday Gourmet Fine Foods, Everyday Organic Fine Foods, Mr. Jalapeno, and NutraBell Gourmet Fine Foods.

On May 1, 2017, the Company entered into a purchase agreement to acquire the OmegaHemp brand and associated intellectual property consisting of, but not limited to, the application for the registration of the trademark name, logos, labels, artwork, web URL and associated domains, packaging configurations and promotional materials and formulations.  The purchase price of $25,000 is payable over a period of twelve months from date of closing.

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

Results of Operations for the three and six months ended June 30, 2016 and 2015.

Operating Revenues

In the six-month periods ended June 30, 2016 and 2015, we generated $121,643 and $601,251, respectively, in revenue from the sale of our water products.  In the three-month periods ended June 30, 2016 and 2015, we generated $47,670 and $307,245, respectively, in revenue. The decrease is due to the dropping of two major customers after it was determined that we were losing money on each truckload of water shipped.  We expect to negotiate new agreements with a number of customers in an effort to increase sales.

Cost of Goods Sold

In the six-month periods ended June 30, 2016 and 2015, we incurred $103,745 and $459,903, respectively, as cost of goods sold. In the three-month periods ended June 30, 2016 and 2015, we incurred $52,584 and $235,250, respectively, as cost of goods sold. The decrease is primarily due to the decrease in revenue generated by Alkame Water and Xtreme Technologies in the first two quarters of 2016.  We do not expect any significant increases until such time as our revenue begins to increase once again.

Gross profit

For the six-month periods ended June 30, 2016 and 2015, our gross profit was $17,898 (14.7% of revenue) and $141,348 (23.5% of revenue).  For the three-month periods ended June 30, 2016 and 2015, our gross loss was $4,914 (10.3% of revenue) and a gross profit of $71,995 (23.4% of revenue).  The decrease in gross profit dollar amounts and the decrease in gross profit percentage in 2016 from 2015, is a direct result of the significant decrease in sales causing our overhead to not be more fully absorbed, but margin on the products was stronger.  Since we are not able to amortize the manufacturing and management overhead of the companies over a larger sales base, we see decreased margins over the foreseeable future.

Operating Expenses

Our operating expenses for the three and six-month periods ended June 30, 2016 and 2015 are outlined in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Selling expenses	$ 43,483	$ 171,534	$ 74,869	$ 443,286
General and administrative	87,786	228,746	204,297	540,548
Depreciation and amortization	1,915	47,197	4,125	83,934
Total	$ 133,184	$ 447,477	$ 283,292	$ 1,067,768

Operating expenses for the six months ended June 30, 2016 and 2015 was $283,292 and $1,067,768 respectively. Operating expenses for the three months ended June 30, 2016 and 2015 was $133,184 and $447,477 respectively.  The decrease in operating expense during the three and six months ended June 30, 2016 versus 2015 is attributed to a decrease in general and administrative costs of Xtreme after the termination of certain employment agreements.

Other Income/(Expenses)

In addition to operating expenses, we incurred interest expenses of $382,078 and $75,422 during the six months ended June 30, 2016 and 2015 respectively. We incurred interest expenses of $103,206 and $31,970 during the three months ended June 30, 2016 and 2015 respectively. The increase in interest expense during the period ended June 30, 2016 is primarily attributable to the increased amount of debt and penalties incurred on delinquent debt in the period ending June 30, 2016 versus the balance at June 30, 2015.

The Company incurred amortization of deferred financing cost of $3,640 and $63,369 during the six months ended June 30, 2016 and 2015, respectively.  We incurred amortization of deferred financing cost of $1,042 and $16,914 during the three months ended June 30, 2016 and 2015, respectively.  The decrease in amortization of deferred financing cost during the period ended June 30, 2016 is primarily attributable to the completion of the amortization incurred on the various underlying debt incurred from financing activities over the last year.

Non-cash interest expense due to adjustments connected with derivative instrument adjustments related to convertible notes used to finance the Company include a gain of $177,729 and $152,015 for the six months ended June 30, 2016 and 2015, respectively and a gain of $1,030,897 and loss of $30,631, for the three months ended June 30, 2016 and 2015, respectively as a result of the change in fair value of the Company’s derivative instruments. Amortization of debt discount is $89,587 and $466,787 for the six-month periods ended June 30, 2016 and 2015, respectively and $34,834 and $159,055 for the three-month periods ended June 30, 2016 and 2015, respectively, decreased primarily due to the maturity of various notes payable in late 2015.

In the six months ended June 30, 2016, the Company recorded a loss on settlement of debt in the amount of $173,875 upon the settlement of $850,000 of principal and $226,125 of accrued but unpaid interest into $1,250,000 of Series E Preferred Stock.

Net (Loss) Income

We incurred a net loss of $736,845 and $1,379,252 for the six months ended June 30, 2016 and 2015, respectively. We incurred a net income of $579,842 and a net loss of $621,095 for the three months ended June 30, 2016 and 2015, respectively.

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

Working Capital

Percentage
	June 30,	December 31,	Increase
	2016	2015	(Decrease)
Current Assets	$ 133,178	$ 113,142	17.7%
Current Liabilities	$ 3,698,298	$ 4,452,468	(16.9%)
Working Capital Deficit	$ (3,565,120)	$ (4,339,326)	(17.8%)

At June 30, 2016, our cash balance was $35,745 compared to $0 at December 31, 2015. The increase in cash is attributed to proceeds of $93,700 in notes payable offset by $44,987 utilized in operating activities.

At June 30, 2016, we had total current liabilities of $3,698,298 compared with total current liabilities of $4,452,468 at December 31, 2015. The decrease in total liabilities is attributed to an increase of $196,155 in accounts payable, $105,619 in accrued interest, $272,641 in liquidated damages and default penalties, offset by decreases in the derivative liabilities of $177,729, and settlement of $850,000 note payable and $226,125 accrued interest into Series E Preferred Stock.

At June 30, 2016, we had a working capital deficit of $3,565,120 compared with a working capital deficit of $4,339,326 at December 31, 2015.  The decrease in working capital deficit is mainly attriuted to the decrease in the derivative liabilities of $177,729, conversions of convertivle debt, notes payable, and accounts payable into common and preferred stock totaling $1,374,162 offset by an increase in debt due to liquidated damages and default prenalties of $272,641 and an increase in accounts payable and accrued expenses of $196,155.

 Cash Flows

	For the Six Months Ended		Percentage
	June 30,	June 30,	Increase
	2016	2015	(Decrease)
Cash Used in Operating Activities	$ (44,987)	$ (433,873)	(89.6) %
Cash Used in Investing Activities	$ -	$ (87,338)	(100.0)%
Cash Provided by Financing Activities	$ 80,732	$ 350,263	(77.0) %
Net Increase (Decrease) in Cash	$ 35,745	$ (170,948)	120.9%

Cash flow from Operating Activities

During the six months ended June 30, 2016, we used $44,987 of cash in operating activities compared to the use of $433,873 of cash for operating activities during the period ended June 30, 2015. The decrease in cash used in operating activities was mainly attributed to our net loss of $736,845, offset mainly by depreciation and amortization of $26,032, amortization of deferred financing cost of $3,640, $272,641 for liquidated damages and default penalties, $173,875 recorded as a non-cash loss on settlement of debt, and an adjustment of amortization of debt discount of $93,086, an increase of $196,155 in accounts payable and accrued expenses, and a decrease in inventory of $24,536, offset by gain on change in fair value of derivative liability of $177,729, increase in accounts receivable by $22,061, decrease in customer deposit by $17,170 and bad debts of $2,500.

Cash flow from Investing Activities

During the six months ended June 30, 2016, we used $0 in investing activities.

Cash flow from Financing Activities

During the six months ended June 30, 2016 and 2015, we received net proceeds of $80,732 and $350,263, respectively from financing activities. The decrease in proceeds from financing activities is mainly attributed to repayment of cash overdraft of $2,448, payment of $1,122 in officer loans, payments of notes payable of $9,398 and proceeds of $93,700.

Going Concern

These accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. For the six months ended June 30, 2016, the Company recognized $121,643 in revenue, and as of June 30, 2016 had an accumulated deficit of $13,715,100.  The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing and generating profitable operations from the Company’s future operations. However, there can be no assurance that these arrangements will be sufficient to fund its ongoing capital expenditures, working capital, and other cash requirements. The outcome of these matters cannot be predicted at this time. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These accompanying unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2016 and December 31, 2015.

Inflation

We do not believe that inflation has had a material effect on our Company’s results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2016, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended June 30, 2016 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2016, and December 31, 2015, there were 636,528,654 and 198,485,547 shares of common stock issued and outstanding, respectively.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

ExhibitNo.	Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *

Certification of Chief Executive Officer pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002

Certification of Chief Financial Officer pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALKAME HOLDINGS, INC.

By

/s/ Robert Eakle
Robert Eakle
Chief Executive Officer, President, and Director
(Principal Executive Officer and Principal Accounting Officer)
Date:	October 30, 2018