Form 10-Q
period 2016-09-30
ALKAME HOLDINGS, INC.
filed 2018-11-19
CIK 1522165

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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

Yes [ ] No [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 5,500,000,000 common shares as of November 15, 2018.

INDEX
			Page
PART I.	FINANCIAL INFORMATION
	ITEM 1	Financial Statements
		Condensed consolidated balance sheets as of September 30, 2016 (unaudited) and December 31, 2015	3
		Condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015 (unaudited)	4
		Condensed consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015 (unaudited)	5
		Notes to condensed consolidated financial statements (unaudited)	7-12
	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-18
	ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	18
	ITEM 4.	Controls and Procedures	18-19
PART II.	OTHER INFORMATION
	ITEM 1.	Legal Proceedings	19
	ITEM 1A.	Risk Factors	19
	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
	ITEM 3.	Defaults Upon Senior Securities	18
	ITEM 4.	Mine Safety Disclosures	18
	ITEM 5.	Other Information	18
	ITEM 6.	Exhibits	18
	SIGNATURES		19

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

Our unaudited condensed consolidated financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2016, are not necessarily indicative of the results that can be expected for the full year.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our”, “our company” and “Alkame” mean Alkame Holdings, Inc., unless otherwise stated.

ALKAME HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets:
Cash	$ 804	$ -
Accounts receivable (net of reserve for bad debts of $42,114 and $161,000, respectively)	20,766	28,238
Other receivable	5,870	18,000
Prepaid expenses	2,000	7,000
Inventory	27,433	59,904
Total current assets	56,873	113,142

Fixed and intangible assets:
Furniture and fixtures, net	824	-
Manufacturing equipment, net	89,969	122,829
Software	8,119	11,997
Intangible assets, net	120	1,662
Fixed and intangible assets, net	99,032	136,488

Other assets:
Deferred finance costs	889	5,513
Total other assets	889	5,513

Total assets	$ 156,794	$ 255,143

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Cash overdraft	$ -	$ 2,448
Accounts payable and accrued expenses	745,456	727,290
Accrued interest	220,257	272,391
Accrued compensation	674,461	513,480
Customer deposits	-	17,170
Legal obligations	120,000	120,000
Accrued contingencies	134,000	-
Loans from officer	20,254	26,456
Notes payable (net of debt discount of $8,807 and $35,095, respectively)	184,523	991,119
Note due Xtreme Shareholders	158,000	183,000
Convertible debt (net of debt discount of $41,221 and $27,411, respectively)	707,531	552,479
Derivative instrument liability	2,011,402	1,046,635
Total current liabilities	4,975,884	4,452,468

Long-term liabilities:
Notes payable - long term	93,700	24,573
Convertible debt - long term (net of debt discount of $-0- and $25,847, respectively)	-	29,486
Total long-term liabilities	93,700	54,059

Total liabilities	5,069,584	4,506,527

Commitments and contingencies	-	-

Stockholders' deficit:
Preferred stock - $0.001 par value, authorized - 100,000,000 shares;
Series A Convertible Preferred stock - $0.001 par value, 12,000,000 shares designated; issued and outstanding - 12,000,000 and 12,000,000 shares, respectively	12,000	12,000
Series B Convertible Preferred stock - $0.001 par value, 70,000,000 shares designated; issued and outstanding - 65,398,334 and 65,398,334 shares, respectively	65,398	65,398
Series C Convertible Preferred stock - $0.001 par value, 10,000,000 shares designated; issued and outstanding 0 shares	-	-
Series D Convertible Preferred stock - $0.001 par value, 4,000,000 shares designated; issued and outstanding - 2,000,000 and 2,000,000 shares, respectively	2,000	2,000
Series E Convertible Preferred stock - $1 par value, 1,250,000 shares designated; issued and outstanding 0 shares	-	-
Common stock - $0.001 par value, authorized – 5,500,000,000 and 900,000,000 shares, respectively; issued and outstanding – 736,578,654 and 198,485,547 shares, respectively	736,579	198,486
Common stock to be issued	13,500	13,500
Series C Convertible Preferred Stock to be issued	1,425,000	1,425,000
Series E Convertible Preferred stock to be issued	1,250,000	-
Additional paid-in capital	6,676,194	7,010,488
Accumulated deficit	(15,093,461)	(12,978,256)
Total stockholders' deficit	(4,912,790)	(4,251,384)

Total liabilities and stockholders' deficit	$ 156,794	$ 255,143

See accompanying notes to the unaudited condensed consolidated financial statements
F-1

ALKAME HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Revenues	$ 50,218	$ 199,320	$ 171,861	$ 800,571

Cost of Sales
Cost of goods sold	59,916	231,596	163,661	691,499

Gross (loss) profit	(9,698)	(32,276)	8,200	109,072

Operating expenses:
Selling expenses	35,247	128,129	110,118	571,415
General and administrative	119,677	359,412	323,974	899,960
Depreciation and amortization	1,915	26,272	6,040	110,206
Impairment of goodwill	-	658,187	-	658,187
Impairment customer list & trade names	-	218,750	-	218,750
Total operating expenses	156,839	1,390,750	440,132	2,458,518

Loss from operations	(166,537)	(1,423,026)	(431,932)	(2,349,446)

Other Income / (Expense):
Amortization of deferred financing costs	(1,142)	(11,441)	(4,782)	(74,810)
Interest expense	(36,919)	(57,660)	(418,997)	(133,082)
Amortization of beneficial conversion feature	(31,267)	(161,324)	(120,854)	(628,111)
Gain (loss) on change in fair value of derivative liability	(1,142,496)	347,251	(964,767)	499,266
Gain (loss) on settlement of debt	-	(104)	(173,875)	627
Total other expenses	(1,211,824)	116,722	(1,683,275)	(336,110)

Net loss applicable to common stock holders	$ (1,378,361)	$ (1,306,304)	$ (2,115,207)	$ (2,685,556)

Per share data
Net Loss per share - basic and diluted	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.02)

Weighted average number of
shares outstanding- basic and diluted	695,200,937	169,231,116	539,648,562	137,263,440

See accompanying notes to the unaudited condensed consolidated financial statements
F-2

ALKAME HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30, 2016	September 30, 2015

Cash flows from operating activities:
Net loss	$ (2,115,207)	$ (2,685,556)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debts	43,860	125,000
Depreciation and amortization	38,280	127,021
Impairment of intangible assets	-	876,937
Amortization debt discount	120,854	628,111
Change in fair value of derivative liability	964,767	(499,266)
Liquidated damages and default penalties	276,941	-
Amortization of prepaid expenses	5,000	253,000
Amortization of deferred financing costs	4,782	74,810
Loss on extinguishment of debt	173,875	-
Changes in operating asset and liability account balances:
Accounts receivable	(36,388)	(93,750)
Other receivable	12,130	24,056
Inventory	32,471	(27,434)
Customer deposit	(17,170)	-
Accrued interest	142,250	110,826
Accounts payable and accrued expenses	278,389	524,871
Total adjustments	2,039,241	2,124,182

Net cash used in operating activities	(75,966)	(561,374)

Cash flows from investing activities
Payment of purchase consideration to Xtreme Technologies, Inc.	-	(45,100)
Cash acquired from Xtreme Technologies, Inc.	-	13,287
Funds spent on potential joint venture	-	(12,130)
Purchase of equipment	(824)	(43,395)
Net cash used in investing activities	(824)	(87,338)

Cash flows from financing activities:
Cash overdraft	(2,448)	-
(Repayment) proceeds from officer loans	(6,202)	22,967
Proceeds of financing costs	-	(26,893)
Proceeds from convertible notes payable	-	353,833
Payments of notes payable	(11,456)	(44,691)
Proceeds from notes payable	97,700	171,515
Net cash provided by financing activities	77,594	476,731

Net increase (decrease) in cash	804	(171,981)

Cash at beginning of period	-	172,730

Cash at end of period	$ 804	$ 749

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$ 1,276	$ 15,100
Cash paid for income taxes	$ -	$ -

Supplemental Schedules of Noncash Investing and Financing Activities:
Conversion of convertible debt and accrued interest to common stock	$ 79,401	$ 314,653
Common stock issued to settle accounts payable	$ 41,868	$ 446,889
Payment made by EROP to noteholders on Company's behalf	$ 25,000	$ 318,000
Assets taken over and liabilities assumed from Xtreme Technologies, Inc. acquisition	$ -	$ 2,050,000
Convertible note payable issued to settle accounts payable	$ 82,530	$ -
Beneficial conversion feature on convertible debt	$ 82,530	$ 353,832
Series E Convertible Preferred stock issued to settle notes payable and accrued interest	$ 1,076,125	$ -

See accompanying notes to the unaudited condensed consolidated financial statements
F-3

Alkame Holding, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

 For the nine months ended September 30, 2016 and 2015

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

2.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has an accumulated deficit of $15,093,461 as of September 30, 2016 and has incurred net loss of $2,115,207 for the nine months ended September 30, 2016. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by seeking long term financing which may be in the form of additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

 3.   Basis of Presentation

These unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for any interim period or an entire year. The Company applies the same accounting policies and methods in its interim financial statements as those in the most recent audited annual financial statements. The financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the year ended December 31, 2015 included in the Company’s filing on Form 10-K.

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

At September 30, 2016 and December 31, 2015, the Company had an allowance for bad debts in the amount of $42,114 and $161,000 respectively.

f)   Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Such securities, shown below, presented on a common share equivalent basis and outstanding as of September 30, 2016 and 2015 have been excluded from the per share computations:

	As of
	September 30, 2016	September 30, 2015
Series A Convertible Preferred Stock	600,000,000	600,000,000
Series B Convertible Preferred Stock	65,398,334	65,398,334
Series D Convertible Preferred Stock	20,000,000	-
Convertible notes payable	4,163,391,458	356,576,614
Warrants	1,587,302	1,587,302
3(a)10 Share issuance	507,249,500	136,543,519

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

i) Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of September 30, 2016, which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

5.      Notes Payable

	September 30, 2016	December 31, 2015
Notes payable	$ 287,030	$ 1,050,787
Note payable Xtreme shareholders	158,000	183,000
Officer loans	20,254	26,456
Unamortized debt discount	(8,807)	(35,095)
Carrying amount	$ 456,476	$ 1,225,148
Less: current portion	(362,776)	(1,200,575)
Long-term notes payable, net	$ 93,700	$ 24,573

Notes Payable to Stockholders:

The Company owed $32,849 and $36,573 at September 30, 2016 and December 31, 2015 respectively to a stockholder.

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

During the nine-months ended September 30, 2016 and 2015, the Company repaid $5,000 ($3,724 principal and $1,276 accrued interest) and $8,000 ($5,291 principal and $2,709 accrued interest) of the Note, respectively.

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

The original balance for the acquisition was $525,000.  As of September 30, 2016, the balance is $158,000.

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

At September 30, 2016 and December 31, 2015, the Company has accrued interest of $-0- and $205,347, respectively with regard to the above referenced converted note.

During the nine months ended September 30, 2016 and 2015, the Company charged to operations $4,782 and $74,810 as amortization of deferred financing costs, respectively. As of September 30, 2016, and December 31, 2015, remaining balance in deferred financing cost of $889 and $5,513, respectively and is presented as part of other assets.

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

6.

Convertible debt

Beginning in the first quarter of 2016, most of our convertible debt became past due triggering default provisions of the notes.  The defaults included $107,050 in first quarter of 2016 and $3,500 in second quarter of 2016 of penalties increasing the outstanding amount of the notes principle, increases in the notes interest to penalty rates ranging from 14% to 22%, and triggered certain liquidated damages clauses.  The adjustments are reflected in the balances of the outstanding convertible debt and accrued interest.

At September 30, 2016 and December 31, 2015 convertible notes and debentures consisted of the following:

	September 30, 2016	December 31, 2015
Convertible notes payable	$ 748,752	$ 635,223
Unamortized debt discount	(41,221)	(53,258)
Carrying amount	$ 707,531	$ 581,965
Less: current portion	(707,531)	(552,479)
Long-term convertible notes, net	$ -	$ 29,486

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

The fair value of the described embedded derivative of $167,867 at September 30, 2016 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	386%
Risk free rate:	0.29%

At September 30, 2016, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $78,779 for the nine months ended September 30, 2016.

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

The fair value of the described embedded derivative of $168,208 at September 30, 2016 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	386%
Risk free rate:	0.29%

At September 30, 2016, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $88,672 for nine months ended September 30, 2016.

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

During the nine-months ended September 30, 2016, the Company amortized $12,375 to current period operations as amortization of beneficial conversion feature.

The fair value of the described embedded derivative of $54,964 at September 30, 2016 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	386%
Risk free rate:	0.20%

At September 30, 2016, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $15,274 for the nine months ended September 30, 2016.

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

The fair value of the described embedded derivative of $168,208 at September 30, 2016 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	386%
Risk free rate:	0.29%

At September 30, 2016, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $72,583 for the nine months ended September 30, 2016.

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

The fair value of the described embedded derivative of $349,311 at September 30, 2016 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	386%
Risk free rate:	0.26-0.73%

At September 30, 2016, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $248,107 for the nine months ended September 30, 2016.

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

During the nine-months ended September 30, 2016, the Company amortized $14,895 to current period operations as amortization of beneficial conversion feature.

The fair value of the described embedded derivative of $84,763 at September 30, 2016 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	386%
Risk free rate:	0.29%

At September 30, 2016, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $49 for the nine months ended September 30, 2016.

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

The fair value of the described embedded derivative of $236,567 at September 30, 2016 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	386%
Risk free rate:	0.29%

At September 30, 2016, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $115,196 for the nine months ended September 30, 2016.

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

During the nine-months ended September 30, 2016, the Company amortized $9,000 to current period operations as amortization of beneficial conversion feature.

The fair value of the described embedded derivative of $302,496 at September 30, 2016 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	386%
Risk free rate:	0.29%

At September 30, 2016, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $163,173 for the nine months ended September 30, 2016.

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

During the nine-months ended September 30, 2016, the Company amortized $7,792 to current period operations as amortization of beneficial conversion feature.

The fair value of the described embedded derivative of $64,259 at September 30, 2016 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	386%
Risk free rate:	0.29%

At September 30, 2016, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $15,337 for the nine months ended September 30, 2016.

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

During the nine-months ended September 30, 2016, the Company amortized $2,917 to current period operations as amortization of beneficial conversion feature.

The fair value of the described embedded derivative of $131,404 at September 30, 2016 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	386%
Risk free rate:	0.29%

At September 30, 2016, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $72,405 for the nine months ended September 30, 2016.

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

During the nine-months ended September 30, 2016, the Company amortized $12,501 to current period operations as amortization of beneficial conversion feature.

The fair value of the described embedded derivative of $98,703 at September 30, 2016 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	386%
Risk free rate:	0.45%

At September 30, 2016, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $27,089 for the nine months ended September 30, 2016.

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

During the nine-months ended September 30, 2016, the Company amortized $8,750 to current period operations as amortization of beneficial conversion feature.

The fair value of the described embedded derivative of $184,654 at September 30, 2016 was determined using the Black-Scholes Model with the following assumptions:

Dividend yield:	0%
Volatility	386%
Risk free rate:	0.29%

At September 30, 2016, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $98,650 for the nine months ended September 30, 2016.

Note issued on January 12, 2016:

In January 2016, the Company converted $82,530 of accounts payable into a convertible note.  The note carries interest at 10% per annum, due on April 12, 2018 and provides for conversion at the lower of 60% of the lowest trading price in the 25 days prior to conversion or $0.0001 per share.

The beneficial conversion feature on the convertible notes issued to the noteholders amounted to $82,530 during the nine-month period ended September 30, 2016 and was recorded as debt discount of the corresponding debt.

The Company recognized amortization of debt discount of $9,248 and $26,337, during the three and nine-month period ended September 30, 2016, respectively.

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

Items recorded or measured at fair value on a recurring basis in the accompanying unaudited condensed consolidated financial statements consisted of the following items as of September 30, 2016:

Fair Value Measurements at September 30, 2016 using:
	September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative Liabilities	$ 2,011,402	-	-	$ 2,011,402

The debt derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2016:

Derivative Liability
Balance, December 31, 2015	$1,046,635
Additions	-
Change in fair value of derivative liabilities	964,767
Balance, September 30, 2016	$2,011,402

8.

Related Party Transactions

During the nine months ended September 30, 2016 and 2015, the Company received $0 and $22,967, respectively, in cash loans, and made cash payments on these amounts owing totaling $6,202 and $0, respectively during the same periods.

As of September 30, 2016, and December 31, 2015, the Company owed $20,254 to its President.  The amount owing is unsecured, non-interest bearing and due on demand.

As of September 30, 2016, and December 31, 2015, the Company owes its president $330,000 and $240,000, respectively, of accrued compensation.

As of September 30, 2016, and December 31, 2015, the Company owes $284,461 and $213,480, respectively to Kaufman & Associates (holding more than 5% shares of the Company) in connection with a consulting agreement.

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

As of September 30, 2016, and December 31, 2015, there were 736,578,654 and 198,485,547 shares of common stock issued and outstanding, respectively.

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

10.

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

11.

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

Results of Operations for the three and nine months ended September 30, 2016 and 2015.

Operating Revenues

In the nine-month periods ended September 30, 2016 and 2015, we generated $171,861 and $800,571, respectively, in revenue from the sale of our water products.  In the three-month periods ended September 30, 2016 and 2015, we generated $50,218 and $199,320, respectively, in revenue. The decrease is due to the dropping of two major customers after it was determined that we were losing money on each truckload of water shipped.  We expect to negotiate new agreements with a number of customers in an effort to increase sales.

Cost of Goods Sold

In the nine-month periods ended September 30, 2016 and 2015, we incurred $163,661 and $691,499, respectively, as cost of goods sold. In the three-month periods ended September 30, 2016 and 2015, we incurred $59,916 and $231,596, respectively, as cost of goods sold. The decrease is primarily due to the decrease in revenue generated by Alkame Water and Xtreme Technologies in the first three quarters of 2016.  We do not expect any significant increases until such time as our revenue begins to increase once again.

Gross profit (loss)

For the nine-month periods ended September 30, 2016 and 2015, our gross profit was $8,200 (4.8% of revenue) and $109,072 (13.6% of revenue).  For the three-month periods ended September 30, 2016 and 2015, our gross loss was $9,698 (19.3% of revenue) and $32,276 (16.2% of revenue), respectively.  The decrease in gross profit dollar amounts and the decrease in gross profit percentage in 2016 from 2015, is a direct result of the significant decrease in sales causing our overhead to not be more fully absorbed, but margin on the products was stronger.  Since we are not able to amortize the manufacturing and management overhead of the companies over a larger sales base, we see decreased margins over the foreseeable future.

Operating Expenses

Our operating expenses for the three and nine-month periods ended September 30, 2016 and 2015 are outlined in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Selling expenses	$ 35,248	$ 128,129	$ 110,118	$ 571,415
General and administrative	119,667	359,412	323,974	899,960
Depreciation and amortization	1,915	26,272	6,040	110,206
Impairment of goodwill	-	658,187	-	658,187
Impairment of customer list & trade names	-	218,750	-	218,750
Total	$ 156,839	$ 1,390,750	$ 440,132	$ 2,458,518

Operating expenses for the nine months ended September 30, 2016 and 2015 was $440,132 and $2,458,518 respectively. Operating expenses for the three months ended September 30, 2016 and 2015 was $156,839 and $1,390,750 respectively.  The decrease in operating expense during the three and nine-month periods ended September 30, 2016 versus 2015 is attributed to a decrease in general and administrative costs of Xtreme after the termination of certain employment agreements, and the recording in the three and nine-month periods ended September 30, 2015 of impairment of goodwill, customer lists, and trade names.

Other Income/(Expenses)

In addition to operating expenses, we incurred interest expenses of $418,997 and $133,082 during the nine months ended September 30, 2016 and 2015 respectively. The increase in interest expense during the nine-month period ended September 30, 2016 is primarily attributable to penalties incurred on delinquent debt in the period ending September 30, 2016 versus the balance at September 30, 2015.  The decrease in interest expense in the three-month period ended September 30, 2016 versus the three-month period ended September 2015 is primarily due to the conversion of an $850,000 note payable and accrued interest into preferred stock, lowering the principle used to compute interest.

The Company incurred amortization of deferred financing cost of $4,782 and $74,810 during the nine months ended September 30, 2016 and 2015, respectively.  We incurred amortization of deferred financing cost of $1,142 and $11,441 during the three months ended September 30, 2016 and 2015, respectively.  The decrease in amortization of deferred financing cost during the period ended September 30, 2016 is primarily attributable to the completion of the amortization incurred on the various underlying debt incurred from financing activities over the last year.

Non-cash interest expense due to adjustments connected with derivative instrument adjustments related to convertible notes used to finance the Company include a loss of $964,767 and a gain of $499,266 for the nine months ended September 30, 2016 and 2015, respectively and a loss of $1,142,496 and a gain of $347,251, for the three months ended September 30, 2016 and 2015, respectively, as a result of the change in fair value of the Company’s derivative instruments. Amortization of debt discount is $120,854 and $628,111 for the nine-month periods ended September 30, 2016 and 2015, respectively and $31,267 and $161,324 for the three-month periods ended September 30, 2016 and 2015, respectively, increased primarily due to lower conversion prices of various notes payable.

In the nine months ended September 30, 2016, the Company recorded a loss on settlement of debt in the amount of $173,875 upon the settlement of $850,000 of principal and $226,125 of accrued but unpaid interest into $1,250,000 of Series E Preferred Stock.

Net Loss

We incurred a net loss of $2,115,207 and $2,685,556 for the nine months ended September 30, 2016 and 2015, respectively. We incurred a net loss of $1,378,361 and $1,306,304 for the three months ended September 30, 2016 and 2015, respectively.

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

Working Capital

Percentage
	September 30,	December 31,	Increase
	2016	2015	(Decrease)
Current Assets	$ 56,873	$ 113,142	(49.7%)
Current Liabilities	$ 4,975,884	$ 4,452,468	11.8%
Working Capital Deficit	$ (4,919,011)	$ (4,339,326)	13.4%

At September 30, 2016, our cash balance was $804 compared to $0 at December 31, 2015. The increase in cash is attributed to proceeds of $93,700 in notes payable offset by $74,024 utilized in operating activities.

At September 30, 2016, we had total current liabilities of $4,975,884 compared with total current liabilities of $4,452,468 at December 31, 2015. The increase in total liabilities is attributed to an increase of $278,389 in accounts payable and accrued expenses, $142,250 in accrued interest, $276,941 in liquidated damages and default penalties and increases in the derivative liabilities of $964,767, offset by settlement of $850,000 note payable and $226,125 accrued interest into Series E Preferred Stock.

At September 30, 2016, we had a working capital deficit of $4,919,011 compared with a working capital deficit of $4,339,326 at December 31, 2015.  The increase in working capital deficit is mainly attributed to the increase in the derivative liabilities of $964,767, increase in debt due to liquidated damages and default penalties of $276,941 and increase in accounts payable and accrued expenses by $278,389 offset by conversions of convertible debt, notes payable, and accounts payable into common and preferred stock totaling $1,197,394.

Cash Flows

	For the Nine Months Ended		Percentage
	September 30,	September 30,	Increase
	2016	2015	(Decrease)
Cash Used in Operating Activities	$ (75,966)	$ (561,374)	(86.5) %
Cash Used in Investing Activities	$ (824)	$ (87,338)	(99.1) %
Cash Provided by Financing Activities	$ 77,594	$ 476,731	(83.79) %
Net Increase (Decrease) in Cash	$ 804	$ (171,981)	(99.5) %

Cash flow from Operating Activities

During the nine months ended September 30, 2016, we used $75,966 of cash in operating activities compared to the use of $561,374 of cash for operating activities during the period ended September 30, 2015. The decrease in cash used in operating activities was mainly attributed to our net loss of $2,115,207, offset mainly by depreciation and amortization of $38,280, amortization of deferred financing cost of $4,682, $276,941 for liquidated damages and default penalties, $173,875 recorded as a non-cash loss on settlement of debt, bad debts of $43,860 and an adjustment of amortization of debt discount of $120,854, an increase of $278,389 in accounts payable and accrued expenses, increase in accrued interest by $142,250, a decrease in inventory of $32,471, and a loss on change in fair value of derivative liability of $964,767, offset by increase in accounts receivable by $36,388, decrease in customer deposit by $17,170 and decrease in other receivable of $12,130.

Cash flow from Investing Activities

During the nine months ended September 30, 2016 and 2015, we used $824 and $87,338 respectively, in investing activities.

Cash flow from Financing Activities

During the nine months ended September 30, 2016 and 2015, we received net proceeds of $77,594 and $476,731, respectively from financing activities. The decrease in proceeds from financing activities is mainly attributed to repayment of cash overdraft of $2,448, payment of $6,202 in officer loans, payments of notes payable of $11,456 and proceeds of $93,700.

Going Concern

These accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. For the nine months ended September 30, 2016, the Company recognized $171,861 in revenue, and as of September 30, 2016 had an accumulated deficit of $15,093,461.  The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing and generating profitable operations from the Company’s future operations. However, there can be no assurance that these arrangements will be sufficient to fund its ongoing capital expenditures, working capital, and other cash requirements. The outcome of these matters cannot be predicted at this time. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These accompanying unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2016 and December 31, 2015.

Inflation

We do not believe that inflation has had a material effect on our Company’s results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2016, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2016 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2016, and December 31, 2015, there were 736,578,654 and 198,485,547 shares of common stock issued and outstanding, respectively.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of Chief Executive Officer pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALKAME HOLDINGS, INC.

By

/s/ Robert Eakle
Robert Eakle
Chief Executive Officer, President, and Director
(Principal Executive Officer and Principal Accounting Officer)
Date:	November 19, 2018