Form 10-K
period 2016-12-31
ALKAME HOLDINGS, INC.
filed 2019-05-24
CIK 1522165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants most recently completed second fiscal quarter.  $4,400,000

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 5,500,000,000 common shares as of May 23, 2019.

PART I

Item 1. Business

Overview

Alkame Holdings, Inc. is a publicly traded health and wellness technology holding company, with a focus on patentable, innovative, and eco-friendly consumer products utilizing a patented unique water treatment technology. The Company's wholly-owned subsidiaries are diligently pursuing multiple applications to utilize its Intellectual Property by focusing our efforts on several emerging business sectors, such as the prepared and prepackaged food and beverage mixes, the growing aqua-culture industry, consumer food & beverage products, household pet products, horticulture and agriculture, medical, health & beauty, as well as a number of water-based applications to both new and existing business platforms. Our holding company can provide the infrastructure, protective umbrella and transparency of a publicly listed company to acquisition candidates through their incubation and provides the delivery mechanism for these alternative and innovative methods, products, and systems that will lead to healthier lifestyles and result in a more sustainable planet. Our principal executive offices are located at 3651 Lindell Road, Suite D # 356, Las Vegas, Nevada 89103, and our telephone number is (702) 273-9714.

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

In accordance with the terms of the Agreement, the Amendment and the Second Amendment, we agreed to purchase all of the outstanding shares of Xtreme for the purchase price of $2,000,000, payable as follows:

▪A cash payment of $50,000 has been previously paid as a non-refundable deposit;

▪The Closing Date is effective as of January 13, 2015;

▪An additional cash payment of $525,000 shall be paid within two hundred and forty (240) days of the Closing Date, which, along with the initial $50,000 deposit, shall pay the obligations on Xtreme’s balance sheet;

▪The balance of $1,425,000 shall be payable by the issuance of shares of the Company’s Series C Preferred Stock to be divided pro rata among the Company’s shareholders of record as of the Closing Date. The Series C Preferred Stock shall include an option to convert each share of Series C Preferred Stock into one share of the Company’s Common Stock. The Series C Preferred Stock shall be held in escrow along with the issued and outstanding shares of Xtreme’s capital stock pending the full payment of $525,000. As of the date of this report, the balance of $525,000 has been fully paid to Xtreme; and

▪One of Xtreme’s previous officers and directors holds outstanding options to purchase up to 1,009,000 shares of Xtreme’s common stock at the price of $0.10 per share. At the Closing Date, pursuant to Idaho law, Xtreme shall notify this previous officer and director of his 30-day right to exercise any or all of his remaining options. If he elects to exercise any of his options within such 30-day period, the Company agrees to issue additional shares of Series B Preferred Stock in exchange for such Xtreme shares.  Xtreme notified the option holder and the 30-day period expired unanswered.  The options expired unexercised.

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

Our primary objective now is to introduce, promote, aggressively market and establish channels of distribution to sell a variety of products to a wide range of consumers and business sectors, first in the United States, Canada and Mexico, and then globally.  In addition, the Company is moving in the direction of bottling or “co-packing”.  To that end, the Company, in 2017 moved to Oregon and started a new subsidiary, Bell Food and Beverage, Inc., for the production of “hot pack” foods and beverages and relocated all of its production equipment and inventory to the same location from which it now operates.

We believe that holding the acquired patents provide a competitive edge in the water treatment market, allowing us to expand our reach in the distribution of water and other complementary products, and enables us to enhance our position in the investment community.

Our Water Product

With the public becoming more aware of the benefits of a “living water”. The mild alkalinity of Alkame is recommended by numerous athletes and doctors because it’s formulated for more effective hydration by supporting an optimal pH balanced water. Alkame water is produced with a patented technology and patented formula that alters the structure of water, producing a combination of unique characteristics.

Today our water is pumped from wells that tap into the Columbia aquifer, located in the heart of the Willamette Valley in Oregon. Our water is not treated with chlorine, fluorides, or any other harmful contaminants. This source water is then run through up to 14 different filters, reverse osmosis, and UV to remove any particulates and harmful contaminants, rendering a pure, clean, healthier water which can then be used as a base for multiple applications.  We believe our water advances beyond other brands once we introduce the technology, which includes manipulation of the pH levels, structure size, ionization, as well as an increased bioavailable oxygen content. This proprietary system creates a unique micro-clustered alkaline water, providing additional health benefits.

Alkame Water, our flagship brand and water product, was developed as a vehicle to get the word out about the technology, and that it can be applied across a diverse and wide-ranging spectrum of businesses and water-based applications. Alkame Water started with 3 phases of initial bottled water products and has currently completed 2 of these 3 Phases.  1 was to develop the initial move into the consumer market consisting of half liter and one-liter bottles. Phase 2 was the development of new packaging configurations and an increased offering with a full range of sizes to boost the cross marketability, co-branding, and private label options for our products. In phase 2 we rounded out our product lines to now consist of 16.9oz, 20oz, 33.8oz, 50.7oz, 128oz, 135.25oz configurations. Phase 3 has been updated and corrected to reflect the true direction of this unique water brand, how it can be applied to a larger multitude of products and various business sectors. Today we are focused on the development and expansion of its utilization in multiple products through co-packing and private label business, as well as expanding the distribution footprint of the Alkame brand and its technologically superior water technology.

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

Alkame Water has an elevated level of dissolved oxygen and lower oxidation reduction potential (ORP) due to passage through an electrolytic cell and has a level of dissolved oxygen additionally elevated due to passage through a sparging unit comprising of 1) dissolved oxygen within the range of 20 to 60 parts per million and 2) an ORP between +100 to -350mV (micro-clustered), and coupled with a pH level averaging 8 to 8.5pH (alkaline).

The Alkame Technology helps support an optimum pH balance and reduce the negative impact of acid in the body, provide antioxidant protection from this energy-robbing oxidative damage, and effectively maximize blood oxygen levels with an efficient delivery mechanism to every part of your body allowing for a more complete hydration, especially when that is coupled with electrolyte and other form of enhancements. Maximized blood oxygen levels mean improved metabolic efficiency, which translates into more energy and improved vitality. If you wish to overcome fatigue and boost energy, it is essential that you achieve and maintain optimal hydration. By maximizing your blood oxygen saturation, and an alkaline pH, and antioxidant support, you can improve digestion, metabolic function, immune response, and healing. Supporting an efficient metabolism will help you maintain the level of energy and vitality desired. When free radicals become too numerous, they become highly destructive, damaging cells and tissue of muscles and vital organs. If your body’s processes are impaired, the first place you start to feel the effects is in your vitality and energy levels. Alkame is a powerful source, which boosts the immune system, improves aerobic capacity, is good for overall health, and enhances energy and overall vitality.

Today, we are employing our technology to multiple companies across a diverse spectrum of applications in the consumer market segment. To continue our cross-marketing efforts, there has been a wide array of products being released into the market by our manufacturing subsidiaries, co-branded with a “Powered by Alkame Technology” icon. This has helped us both further our reach, as well as enable more people to enjoy the benefits of our technology.

The Market

With the massive influx of new eco-friendly products, consumers are going green, both externally as well as internally. The “well-being” generation and others have become increasingly aware of what they are consuming, and this new technology for water treatment is quite the prized possession for those looking to optimize their health.  Our ability to incorporate other elements from electrolytes to supplements including hemp is where we believe we’ll see expansion over the next few years. We expect Alkame to be a significantly improved delivery mechanism due to its micro-clustered structure. The market for these types of products are gaining traction and becoming synonymous with good health and proper hydration, and we intend to be the first household technology name for superior products utilizing this type of water treatment technology.

The market for this technology is expansive since there are so many products and businesses that utilize water and water treatment technology in one form or another. We have driven into the human and household pet sectors, with brands we created, co-branded products, and private label business. The hemp space is huge, and we are one of the top production houses for manufacturing these types of products. We delved into the aquaculture market with a lot of scientific research on the efficacy of this application, which looks very promising. We recently received our aquaculture license from the state of Oregon and are looking to have a small active fish farm to be utilized as a proof of concept to show large format producers for the scalability of the technology and its introduction into the aquaculture sector. We are now exploring medical applications which also look very promising.

Beginning in 2017, we began making some very strategic moves behind the scenes to position ourselves as the wheel house and primary incubator for both new and emerging product and brand development. Our move to Oregon, and the added influx of capabilities and options, are really the driving factor in the success we are seeing now. As the manufacturer, our ability to create brands and products for both ourselves and others really creates an almost limitless amount of opportunities in a multitude of markets and sectors. We are seeing expansion on all fronts because of this strong move towards expanding the production capabilities. Our ability to get hemp-based products through both the state process authorities as well as the FDA makes us a force to be reckoned with in today’s markets.

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

Based on the study with HIV patients undergoing antiretroviral therapy it was concluded that drinking sufficient quantities of Alkame water improves important parameters of health in individuals infected with HIV. Drinking Alkame provides a significant boost to the immune system as shown by an increase in CD4 T cells (which are the primary targets of HIV and are crucial for immune defense against infections) and a decrease in the total virus load of HIV patients.

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

Governmental Regulation

The Federal Food and Drug Administration (FDA) regulates bottled water as a “food.” Accordingly, our bottled water must meet, and we do meet FDA requirements of safety for human consumption, of processing and distribution under sanitary conditions and of production in accordance with the FDA “good manufacturing practices.” To assure the safety of bottled water, the FDA has established quality standards that address the substances that may be present in water which may be harmful to human health as well as substances that affect the smell, color and taste of water. These quality standards also require public notification whenever the microbiological, physical, chemical or radiological quality of bottled water falls below standard. The labels affixed to bottles and other packaging of the water is subject to FDA restrictions on health and nutritional claims for foods under the Fair Packaging and Labeling Act. In addition, all drinking water must meet Environmental Protection Agency standards established under the Safe Drinking Water Act for mineral and chemical concentration and drinking water quality and treatment that are enforced by the FDA.

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

We have earned nominal revenue since our inception, which makes it difficult to evaluate whether we will operate profitably. We have an accumulated deficit of $14,900,121 and have incurred a net loss of $1,921,865 for the year ended December 31, 2016.  We have not attained profitable operations and are dependent upon obtaining financing or generating revenue from operations to continue operations for the next twelve months. As of December 31, 2016, we had -$0- cash on hand, which is insufficient for operations during the next 12 months. Our future is dependent upon our ability to obtain financing or upon future profitable operations. We reserve the right to seek additional funds through private placements of our common stock and/or through debt financing. Our ability to raise additional financing is unknown. We do not have any formal commitments or arrangements for the advancement or loan of funds. For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern. As a result, there is an increased risk that you could lose the entire amount of your investment in our company.

We have substantial indebtedness.  The amount of our outstanding indebtedness continues to increase and our ability to make payments towards such indebtedness could have adverse consequences on future operations.

Our outstanding indebtedness at December 31, 2016 was $3,209,353, which was comprised of a variety of short-term and long-term borrowings; convertible debentures; accounts payable; accrued expenses and interest; and related party loans.  The level of indebtedness we have affects our operations in a number of ways.  We will need to use a portion of our cash flow to pay principal and interest and meet payables commitments, which will reduce the amount of funds we will have available to finance our operations.  This lack of funds could limit our flexibility in planning for or reacting to changes in our business and the industry in which we operate and could limit our ability to make funds available for other purposes, such as inventory purchases, payroll, development or acquisition activities.  Our ability to meet our debt service obligations and reduce our total indebtedness will depend upon our future performance.  Our future performance, in turn, is dependent upon many factors that are beyond our control such as general economic, financial and business conditions.  We cannot guarantee that our future performance will not be adversely affected by such economic conditions and financial, business and other factors.

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

Beginning in early 2016, the Company became delinquent in its filing obligations due to cash constraints on our business.  This report and the remaining filings that are due will be completed in the coming months.  Their late filings show that until recently our financial status and reporting was insufficient to meet the reporting requirements.  These issues have now been addressed and we expect continued improvement in our reporting obligations as we have added 2 persons to the accounting staff, and in the process of improving our systems to complete our reporting in a timely manner.

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

In early 2017, the Company entered into a stipulated settlement agreement to issue 200,000,000 common shares in full and final settlement of this matter and all legal complaints are withdrawn.  In June 2018, the Company issued 92,780,388 shares of the agreed upon settlement.

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

In April 2019, the Company entered into a settlement agreement with a vendor under which the Company has agreed to a payment schedule over a four-month period to liquidate the agree to balance of $45,000.  The Company has made the first payment, and so long as the remaining three payments are made in a timely manner, no further collection activity will occur.

In May 2019, the Company was made aware of a judgement totaling approximately $36,679 for past due invoices from a vendor.  The Company is contacting the attorney to make arrangements for the payment of the amounts due.

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

Year Ending December 31, 2016
	High	Low
December 31, 2016	$0.0006	$0.0004
September 30, 2016	$0.0002	$0.0002
June 30, 2016	$0.0004	$0.0003
March 31, 2016	$0.0002	$0.0002

Year Ending December 31, 2015
	High	Low
December 31, 2015	$0.006	$0.0026
September 30, 2015	$0.0134	$0.0033
June 30, 2015	$0.0270	$0.0039
March 31, 2015	$0.0036	$0.0036

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

Holders of Our Common Stock

As of April 24, 2019, we had 5,500,000,000 shares of our common stock issued and outstanding, held by 32 shareholders of record, with numerous others in street name.

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

Recent Sales of Unregistered Securities

As of December 31, 2016, and 2015, there were 1,178,551,804 and 198,485,547 shares of common stock issued and outstanding, respectively.

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

On October 27, 2016, the Company issued 36,687,169 common shares upon conversion of $3,889 of convertible debt and accrued interest.  The shares were issued at a price of $0.00011 per share.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Results of Operations for the Years Ended December 31, 2016 and 2015

We generated revenues of $185,270 for the year ended December 31, 2016, as compared with revenues of $898,381 for the year ended December 31, 2015. Revenue decreased significantly in 2016 as customers connected with the acquisition of Xtreme were dropped due to unprofitability.

Our cost of sales was $232,723 for the year ended December 31, 2016, as compared with cost of sales of $858,477 for the year ended December 31, 2015. The current years decrease in cost of sales versus the prior year is due to the decrease in sales which covered much less of the manufacturing overhead.  We therefore had a gross loss of $47,453 for the year ended December 31, 2016, as compared with a gross profit of $39,904 for the year ended December 31, 2015.

We incurred operating expenses of $585,108 for the year ended December 31, 2016, as compared with $3,863,524 for the year ended December 31, 2015.  Our operating expenses decreased primarily as a result of impairment of our patents, goodwill, the customer list and trade names of $928,572, $658,187 and $343,750 respectively, and a decrease of $674,506 in administrative payroll, associated taxes and benefit costs from the acquisition of Xtreme, that occurred in 2015.

We incurred other expenses of $1,289,304 for the year ended December 31, 2016, as compared with $683,286 for the year ended December 31, 2015.  We incurred interest expense of $460,930 for the year ended December 31, 2016, as compared with $182,242 for the year ended December 31, 2015. Default penalties during the year ended December 31, 2016 led to the majority of our increase in interest expense compared to the year ended December 31, 2015.  The decreases in expenses in 2016 was due to the reduction of overhead and expenses assumed in the acquisition of Xtreme at the beginning of 2015.

During the years ended December 31, 2016 and 2015, we charged to other expenses $10,195 and $81,194 as amortization of deferred financing costs, respectively.  We recorded amortization of beneficial conversion feature of $44,509 and $713,118 for the years ended December 31, 2016 and 2015, respectively.  We also recognized derivative liability adjustments of $574,423 in expense and $289,994 of income for the years ended December 31, 2016 and 2015, respectively.  For the years ended December 31, 2016 and 2015, we also incurred losses on debt settlements of $199,247 and $25,630, respectively, and losses on debt conversion of $25,372 and $0, respectively.

We incurred a net loss of $1,921,865 for the year ended December 31, 2016, as compared with a net loss of $4,506,906 for the year ended December 31, 2015. The decreased loss is predominantly due to the impairment of goodwill, patents, customer lists and trade names which combined totaled $1,930,509 as of December 31, 2015 versus $-0- for the period ended December 31, 2016.

Liquidity and Capital Resources

As of December 31, 2016, we had current assets of $10,393 and total assets of $97,074. As of December 31, 2015, we had current assets of $113,142 and total assets of $255,143. The overall decrease in current assets is primarily a result of decreases in accounts receivable of $19,845, other receivables of $18,000, prepaid expenses of $5,000, inventory of $59,904.

We had current and total liabilities of $4,532,229 as of December 31, 2016. As of December 31, 2015, we had current liabilities of $4,452,468 and total liabilities of $4,506,527. The increase in liabilities is primarily a result of a net increase in notes payable of $107,500 offset by the conversion of $1,250,000 of notes and accrued interest into preferred shares, and increases in accounts payable and accrued expenses of $400,367, accrued interest net of conversions of $179,553, the amortization of debt discount of $44,510, loss on extinguishment of debt totaling $173,875 and $281,441 in default penalties, and the recording of a net increase to derivative liability of $574,423.

As such, we had a working capital deficit of $4,521,836 and $4,339,326 as of December 31, 2016 and 2015, respectively.

Cash Flow Analysis:

Net cash used in operating activities amounted to $80,496 for the year ended December 31, 2016 as compared to $497,304 for the year ended December 31, 2015. The $416,808 decrease in cash used was primarily attributable to a decrease in the net loss of $2,585,041, decreases in $59,904 in inventory and $18,000 in other receivables, increase of $579,920 in accounts payable and accrued expenses, $281,441 in accruals for liquidated damages, $574,423 in adjustments of the derivative instrument liability, loss on extinguishment of debt $173,875, amortization of debt discount of $44,510 offset by a decrease of $2,590 in customer deposits and an increase of $30,740 in accounts receivable.

Investing activities used $1,445 for the year ended December 31, 2016 as compared to $87,855 for the year ended December 31, 2015. In the year ended December 31, 2015, we made payments to Xtreme shareholders in connection with the acquisition of their shares, as well as purchasing additional equipment for operational needs, this was partially offset by cash acquired in the Xtreme deal.

Financing activities provided $81,941 for the year ended December 31, 2016 as compared to $412,429 for the year ended December 31, 2015. Financing consisted of proceeds from notes payable of $107,500 offset by payments of notes payable of $12,956, and payments of loans from officers of $10,324.

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

As of December 31, 2016, we had reserved up to 200,000,000 shares of Common Stock to provide for issuances upon full satisfaction of the Settlement Amount.  The balance to all creditors was satisfied in Q1-2017.

Convertible Debt

We have issued a number of convertible debentures in the aggregate principal amounts of $82,530 and $362,233 during the years ended December 31, 2016 and 2015, respectively.  These debentures are more fully described in the footnotes to our audited consolidated financial statements and attached to our annual report as exhibits but are summarized below.

1.On January 7, 2015, we borrowed $28,000 under the terms of a convertible debenture.

2.On January 22, 2015, we borrowed $75,000 under the terms of a convertible debenture.

3.On February 9, 2015, we borrowed $108,000 under the terms of a convertible debenture.

4.On February 10, 2015, we borrowed $22,000 under the terms of a convertible debenture.

5.On February 24, 2015, we borrowed $35,000 under the terms of a convertible debenture.

6.On February 25, 2015, we borrowed $33,333 under the terms of a convertible debenture.

7.On March 13, 2015, we borrowed $52,500 under the terms of a convertible debenture.

8.On October 7, 2015, we modified the terms of the convertible debenture and increased the principal amount of the debenture by $8,400, which resulted in the extinguishment of the convertible loan and the issuance of a note payable.

9.On January 12, 2016, the company and a creditor, by mutual agreement converted $82,530 of accounts payable into a convertible note.

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of our company as a going concern.  However, we had limited revenues and continuing losses from operations as of December 31, 2016.  We currently have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Off Balance Sheet Arrangements

As of December 31, 2016, there were no off-balance sheet arrangements.

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

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements Required by Article 8 of Regulation S-X:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Alkame Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Alkame Holdings, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the two years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alkame Holdings, Inc. at December 31, 2016 and 2015, and the results of its operations and its cash flows for the two years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP

May 24, 2019

New York, New York

ALKAME HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2016	2015
ASSETS
Current assets:
Accounts receivable (net of reserve for bad debts of $12,499 and $161,000, respectively)	$8,393	$28,238
Other receivables	-	18,000
Prepaid expenses	2,000	7,000
Inventory	-	59,904
Total current assets	10,393	113,142

Fixed and intangible assets:
Furniture and fixtures, net	824	-
Manufacturing equipment, net	79,016	122,829
Software, net	6,620	11,997
Intangible assets, net	-	1,662
Fixed and intangible assets, net	86,459	136,488

Other assets:
Deferred finance costs	222	5,513
Total other assets	222	5,513

Total assets	$97,074	$255,143

LIABILITIES AND STOCKHOLDERS DEFICIT
Current liabilities:
Cash overdraft	$169	$2,448
Accounts payable and accrued expenses	796,670	727,290
Accrued interest	255,232	272,391
Accrued compensation – related parties	727,270	513,480
Customer deposits	14,580	17,170
Legal obligations	120,000	120,000
Accrued contingencies	134,000	-
Loans from officer	16,132	26,456
Notes payable (net of debt discount of $-0- and $35,095, respectively)	295,330	991,119
Note due Xtreme Shareholders	105,500	183,000
Convertible debt (net of debt discount of $109,774 and $27,411, respectively)	634,696	552,479
Derivative instrument liability	1,432,650	1,046,635
Total current liabilities	4,532,229	4,452,468

Long-term liabilities:
Notes payable - long term	-	24,573
Convertible debt - long term (net of debt discount of $-0- and $25,847, respectively)	-	29,486
Total long-term liabilities	-	54,059

Total liabilities	4,532,229	4,506,527

Commitments and contingencies	-	-

Stockholders’ deficit

Preferred stock - $0.001 par value, authorized - 100,000,000 shares;
Series A Convertible Preferred stock - $0.001 par value, 12,000,000 shares designated; shares issued and outstanding - 12,000,000 and 12,000,000 shares respectively	12,000	12,000
Series B Convertible Preferred stock - $0.001 par value, 70,000,000 shares designated; shares issued and outstanding - 65,398,334 and 65,398,334 shares, respectively	65,398	65,398
Series C Convertible Preferred stock - $0.001 par value, 1,250,000 shares designated; shares issued and outstanding - 0 and 0 shares, respectively	-	-
Series D Convertible Preferred stock - $0.001 par value, 4,000,000 shares designated; shares issued and outstanding - 2,000,000 and 2,000,000 shares, respectively	2,000	2,000
Series E Convertible Preferred stock - $0.001 par value, 1,250,000 shares designated; shares issued and outstanding - 0 and 0 shares, respectively	-	-
Common stock - $0.001 par value, authorized 5,500,000,000 and 900,000,000 shares respectively; issued and outstanding 1,178,551,804 and 198,485,547 shares, respectively	1,178,552	198,486
Common stock to be issued	13,500	13,500
Series C Convertible Preferred Stock to be issued	1,425,000	1,425,000
Series E Convertible Preferred Stock to be issued	1,250,000	-
Additional paid-in capital	6,518,516	7,010,488
Accumulated deficit	(14,900,121)	(12,978,256)
Total stockholders' deficit	(4,435,155)	(4,251,384)

Total liabilities and stockholders' deficit	$97,074	$255,143

See accompanying notes to the consolidated financial statements
F-2

ALKAME HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31, 2016	December 31, 2015

Revenues	$ 185,270	$ 898,381

Cost of goods sold	232,723	858,477

Gross (loss) profit	(47,453)	39,904

Operating expenses:
Selling expenses	152,315	585,352
General and administrative	425,133	1,211,139
Depreciation and amortization	7,660	136,523
Impairment of goodwill	-	658,187
Impairment of patents	-	928,572
Impairment customer list & trade names	-	343,750
Total operating expenses	585,108	3,863,524

Loss from operations	(632,561)	(3,823,620)

Other Income (Expense):
Amortization of deferred financing costs	(10,195)	(81,194)
Interest expense	(460,930)	(182,242)
Amortization of beneficial conversion feature	(44,509)	(713,118)
(Loss) gain on change in fair value of derivative liability	(574,423)	289,994
Loss on conversion of debt	(25,372)	-
Gain on extinguishment of debt	-	28,904
Loss on settlement of debt	(173,875)	(25,630)
Total other expenses	(1,289,304)	(683,286)

Net loss applicable to common stock holders	$ (1,921,865)	$ (4,506,906)

Per share data
Net Loss per share - basic and diluted	$ (0.00)	$ (0.03)

Weighted average number of
shares outstanding- basic and diluted	655,439,620	149,785,191

See accompanying notes to the consolidated financial statements
F-3

ALKAME HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Series A Convertible Preferred Stock		Preferred B Stock		Preferred D Stock		Common Stock			Additional		Total
	($0.001 par value)		($0.001 par value)		($0.001 par value)		($0.001 par value)		Stock	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	To be issued	Capital	Deficit	Equity (Deficit)

Balance, January 1, 2015	12,000,000	$12,000	65,398,334	$65,398	-	$-	74,045,606	$74,046	$13,500	$6,259,050	$(8,471,350)	$(2,047,356)

Issuance of stock for:												-
Conversion of debentures and accrued interest							37,738,788	37,739		276,914		314,653
Settlement of accounts payable							86,701,153	86,701		416,524		503,225
Issuance series D Preferred Stock for employment and consulting services					2,000,000	2,000				58,000		60,000
Series C Preferred Stock to be issued for the acquistion of Xtreme		-		-		-	-	-	1,425,000	-	-	1,425,000
												-
Net loss		-		-		-	-	-	-	-	(4,506,906)	(4,506,906)

Balance, December 31, 2015	12,000,000	12,000	65,398,334	65,398	2,000,000	2,000	198,485,547	198,486	1,438,500	7,010,488	(12,978,256)	(4,251,384)

Issuance of stock for:
Conversion of debentures and accrued interest		-		-		-	479,566,257	479,566		(191,746)	-	278,820
Settlement of accounts payable		-		-		-	500,500,000	500,500		(382,756)	-	117,744
Series E Convertible Preferred stock to be issued to settle notes payable and accrued interest		-		-		-		-	1,250,000	-	-	1,250,000
Beneficial conversion feature on convertible debenture										82,530		82,530

Net loss		-		-		-	-	-			(1,921,865)	(1,921,865)

Balance, December 31, 2016	12,000,000	$12,000	65,398,334	$65,398	2,000,000	$2,000	1,178,551,804	$1,178,552	$2,688,500	$6,518,516	$(14,900,121)	$(4,435,155)

See accompanying notes to the consolidated financial statements
F-4

ALKAME HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years Ended
	December 31, 2016	December 31, 2015
Cash flows from operating activities:
Net loss	$ (1,921,865)	$ (4,506,906)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debts	50,585	138,000
Depreciation and amortization	51,474	160,186
Series D Convertible Preferred shares issued for services	-	60,000
Impairment of intangible assets	-	1,930,509
Amortization debt discount	44,510	16,905
Amortization of beneficial conversion feature	-	713,118
Change in fair value of derivative liability	574,423	(289,994)
Liquidated damages and default penalties	281,441	-
Amortization of prepaid expenses	5,000	253,000
Amortization of deferred financing costs	10,195	81,194
Loss (gain) on extinguishment of debt	173,875	(28,904)
Loss on conversion of debt	25,372	-
Loss on disposition of terminated joint ventures	-	25,630
Changes in operating asset and liability account balances:
Accounts receivable	(30,740)	(24,430)
Other receivable	18,000	(17,654)
Inventory	59,904	85,519
Customer deposit	(2,590)	-
Accrued interest	179,553	160,167
Accounts payable and accrued expenses	400,367	750,356
Total adjustments	1,841,369	4,009,602

Net cash used in operating activities	(80,496)	(497,304)

Cash flows from investing activities
Payment of purchase consideration to Xtreme Technologies, Inc.	-	(45,100)
Cash acquired from Xtreme Technologies, Inc.	-	13,287
Funds spent on potential joint venture	-	(12,130)
Purchase of equipment	(1,445)	(43,912)
Net cash used in investing activities	(1,445)	(87,855)

Cash flows from financing activities:
Cash overdraft	(2,279)	2,448
(Repayment) proceeds from officer loans	(10,324)	22,967
Payments of convertible notes	-	(22,783)
Proceeds from convertible notes payable	-	353,833
Payments of notes payable	(12,956)	(109,296)
Proceeds from notes payable	107,500	165,260

Net cash provided by financing activities	81,941	412,429

Net decrease in cash	-	(172,730)

Cash at beginning of year	-	172,730

Cash at end of year	$ -	$ -

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$ 3,724	$ 20,788
Cash paid for income taxes	$ -	$ -

Supplemental Schedules of Noncash Investing and Financing Activities:
Conversion of notes payable and accrued interest into shares	$ 91,310	$ 314,653
Conversion of convertible loans and accrued interest to notes payable	$ -	$ 36,400
Common stock issued to settle accounts payable	$ 117,744	$ 503,225
Payment made by EROP to noteholders on Company's behalf	$ 77,500	$ 342,000
Assets taken over and liabilities assumed from Xtreme Technologies, Inc. acquistion	$ -	$ 2,050,000
Convertible note payable issued to settle accounts payable	$ 82,500	$ -
Beneficial conversion feature on convertible debt	$ 82,500	$ 353,832
Series E Convertible Preferred Stock to be Issued to settle notes payable and accrued interes	$ 1,250 000	$ -

See accompanying notes to the consolidated financial statements
F-5

Alkame Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

 For the years ended December 31, 2016 and 2015

1.Organization and Nature of Operations

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

In February 2017, the final cash payments under the Agreement were completed.

2.Going Concern

The accompanying consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has an accumulated deficit of $14,900,121 and has incurred a net loss of $1,921,865 for the year ended December 31, 2016. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by seeking long term financing which may be in the form of additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

3.Summary of Significant Accounting Policies

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

c)  Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. Significant estimates included are assumptions about collection of accounts receivable, useful life of fixed and intangible assets, impairment analysis of goodwill and intangible assets, estimates used in the fair value calculation of stock-based compensation, beneficial conversion feature and derivative liability on convertible notes and warrants using Black-Scholes Model.

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

	As of
	December 31,
	2016	2015
Series A Convertible Preferred Stock	600,000,000	600,000,000
Series B Convertible Preferred Stock	65,398,334	65,398,334
Series D Convertible Preferred Stock	20,000,000	20,000,000
3(a)10 Shares Issuances	190,849,500	691,349,500
Convertible notes payable	4,037,818,308	392,190,145
Warrants	1,587,302	1,587,302

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

i)   Accounts receivable and concentration of credit risk

Because the Company currently uses distributors as their main source of product sales and placement, there is an inherent risk that the distributor could experience difficulty in their payments for accounts they ship to.  The result may be that while collecting from the stores and chains they supply; the distributors do not process through the payments to the Company.  Although in the past the Company did see significant credit risk associated with the trade receivables, repayment is dependent upon the financial stability of the various distributors and customers to which shipment takes place.  As a result, the Company is looking more closely at the credit worthiness of its customers and how large a footprint and customer base various distributors have and is attempting to limit how much of our business is conducted through any one customer or distributor.  Our concentration risk is reevaluated on a quarterly basis.

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

At December 31, 2016 and 2015, the Company had an allowance for bad debts in the amount of $12,499 and $161,000 respectively.

k)  Related Party Transactions

Parties are considered to be related to the Company if the parties that, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions. All transactions are recorded at fair value of the goods or services exchanged.

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

Leases. In February 2016, the FASB issued authoritative guidance for lease accounting, which requires lessees to recognize lease assets and liabilities on the balance sheet for certain lease arrangements that are classified as operating leases under the previous standard, and to provide for enhanced disclosures. The authoritative guidance will be effective for Alkame in the first quarter of fiscal 2019 and should see Alkame using a modified retrospective approach. Early adoption is permitted. Alkame is currently evaluating the effect of this new guidance on Alkame’s consolidated financial statements.

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

m)   Inventory

Inventories are stated at the lower of cost or market and consist of finished goods produced in accordance with Company specifications, work-in-process as such may exist from time to time at various supplier locations that may work with Company supplied goods and materials, and raw materials that are purchased in connection with upcoming seasonal production of goods.

n) Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of December 31, 2016, which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

ASC 815-40 provides that, among other things, generally, if an event is not within the entity’s control or could require net cash settlement, then the contract shall be classified as an asset or a liability.

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

q) Advertising

Advertising is expensed as incurred and is included in selling costs on the accompanying consolidated statements of operations. Advertising and marketing expense for the years ended December 31, 2016 and 2015 was $4,858 and $22,728, respectively.

r) Shipping costs

Shipping costs are included in cost of goods sold and totaled $33,558 and $272,124 for the years ended December 31, 2016 and 2015, respectively.

4.Acquisition of Xtreme Technologies

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

In accordance with the terms of the Agreement, the Amendment and the Second Amendment, we agreed to purchase all of the outstanding shares of Xtreme for the purchase price of $2,000,000, payable as follows:

▪A cash payment of $50,000 has been previously paid as a non-refundable deposit;

▪The Closing Date is effective as of January 13, 2015;

▪An additional cash payment of $525,000 shall be paid within two hundred and forty (240) days of the Closing Date, which, along with the initial $50,000 deposit, shall pay the obligations on Xtreme’s balance sheet;

▪The balance of $1,425,000 shall be payable by the issuance of shares of the Company’s Series B Preferred Stock to be divided pro rata among the Company’s shareholders of record as of the Closing Date. The Series B Preferred Stock shall include an option to convert each share of Series B Preferred Stock into one share of the Company’s Common Stock. The Series B Preferred Stock shall be held in escrow along with the issued and outstanding shares of Xtreme’s capital stock pending the full payment of $525,000. As of the date of this report, the balance of $525,000 has been fully paid to Xtreme; and

▪One of Xtreme’s previous officers and directors holds outstanding options to purchase up to 1,009,000 shares of Xtreme’s common stock at the price of $0.10 per share. At the Closing Date, pursuant to Idaho law, Xtreme shall notify this previous officer and director of his 30-day right to exercise any or all of his remaining options. If he elects to exercise any of his options within such 30-day period, the Company agrees to issue additional shares of Series B Preferred Stock in exchange for such Xtreme shares.  Xtreme notified the option holder and the 30-day period expired unanswered.  The options expired unexercised.

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

Alkame Holdings, Inc.
Xtreme Technologies, Inc.
Asset Acquired & Liabilities Assumed
January 14, 2015
			2015
	Assets	Liabilities	Impairment
Cash	$13,287	$	$
Receivables	55,644
Inventory	75,180
Fixed Assets	91,431
Patent Costs	1,000,000		1,000,000
Customer List	250,000		250,000
Trade Names	150,000		150,000
Goodwill	658,187		658,187
Accounts Payable & Accrued Liabilities		243,729
Purchase consideration (Cash $625,000 and Series C Convertible Preferred Stock to be issued $1,425,000)		2,050,000
	$2,293,729	$2,293,729	$2,058,187

As of the date of this filing, the Company has closed down this division, and written the asset values off in their entirety.

5.Notes Payable, current and long-term

At December 31, 2016 and 2015, notes payable consisted of the following:

	December 31, 2016	December 31, 2015
Notes payable	$295,330	$1,050,787
Note payable Xtreme shareholders	105,500	183,000
Officer loans	16,132	26,456
Unamortized debt discount	-	(35,095)
Carrying amount	$416,962	$1,225,148
Less: current portion	(416,962)	(1,200,575)
Long-term notes payable, net	$-	$24,573

Officers Loans:

During the years ended December 31, 2016 and 2015, the Company received $0 and $22,967, respectively, in cash loans, and made cash payments on these amounts owing totaling $10,324 and $0, respectively during the same periods. As of December 31, 2016, and 2015, the balance of the loan was $16,132 and $26,456, respectively.

Note Payable to Stockholders:

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

During the years ended December 31, 2016 and 2015, the Company repaid $3,724 and $10,000 of the Note respectively.

At December 31, 2016 and 2015, the balance of the Note was $32,849 and $36,573, respectively.

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

The original balance for the acquisition was $525,000. As of December 31, 2016, the balance outstanding is $105,500.

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

The Company paid 10% of proceeds from $850,000 of the long-term notes payable as financing cost of $85,000 to a consultant. The Company amortizes this cost over the term of the note payable.

On May 10, 2016, we entered into a Debt Exchange Agreement pursuant to which we converted $1,076,125 in debt and accrued interest into 1,250,000 shares of our newly created Series E Preferred Stock. These shares were not issued as of December 31, 2016.

A copy of the Debt Exchange Agreement is attached to the Current Report on Form 8-K as Exhibit 10.1 filed on May 11, 2016.

During the years ended December 31, 2016 and 2015, the Company charged to operations $5,291 and $81,194 as amortization of deferred financing costs, respectively. As of December 31, 2016, and 2015, remaining balance in deferred financing cost of $222 and $5,513, respectively is presented as part of other assets.

In July 2015, the Company borrowed $70,000 from an accredited investor group on a term loan. The note carries interest at 15% per annum and requires repayment of a total of $98,000 through daily payments of $560.  As of December 31, 2016, the balance outstanding is $63,840.

In July 2015, the Company borrowed $25,000 from an accredited investor group on a term loan. The note carries prepaid interest of 10% of the amount borrowing.  As of December 31, 2016, the balance outstanding is $22,554.

In August 2015, the Company borrowed $50,000 from an accredited investor group on a term loan. The note carries interest at 15% per annum and requires repayment of a total of $74,500 through daily payments of $899.  As of December 31, 2016, the balance outstanding is $49,100.

In January 2016, the Company borrowed $4,000 from an accredited investor on a short-term loan.  The note carries interest at 10% per annum and is due on demand.  In May 2016, the Company repaid $500 of the loan.

Beginning in April 2016, the Company borrowed a series of short-term working capital loans from an accredited investor totaling $100,000 and carries interest at 10% per annum.  The loans are secured by accounts receivable and requires repayment in 18 months. As of December 31, 2016, the balance outstanding is $100,000.

6.Convertible debt

At December 31, 2016 and 2015 convertible notes and debentures consisted of the following:

	December 31, 2016	December 31, 2015
Convertible notes payable	$744,470	$635,223
Unamortized debt discount	(109,774)	(53,258)
Carrying amount	$634,696	$581,965
Less: current portion	(634,696)	(552,479)
Long-term convertible notes, net	$-	$29,486

At various times, the Company entered into Convertible Promissory Notes on various terms accredited institutional investors.  The debentures are convertible at the discounts of between fifty percent (50%) and sixty percent (60%) of the market price of the Company’s Common Stock determined based on the lowest trading price in a twenty (20) to twenty-five (25) day period prior to the date of conversion or the average of a three (3) period closing price of the Company’s stock.  Some notes were issued with an original issue discount which was charged to current period operations as interest expense during the year of inception.

The following table summarizes the debt discounts recorded on convertible debt in connection with the above convertible debentures.

	December 31, 2016	December 31, 2015
Debt Discount beginning balance	$53,258	$412,542
Additions	101,026	353,834
Amortization	(44,510)	(713,118)
Ending Balance	$109,774	$53,258

During the year ended December 31, 2016, the Company issued 479,566,257 shares of its common stock valued at $278,820, upon conversion of $88,583 principal and $2,728 interest and recorded a loss on extinguishment of debt of $25,372.

The Company identified embedded derivatives related to the Convertible Promissory Notes entered into in the years ended December 31, 2014 and 2015.  These embedded derivatives included certain conversion features as described in the preceding paragraph. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Notes, the Company determined a fair value of the embedded derivative. The fair value of the embedded derivative was determined using the Black-Scholes Model based on the assumptions outlined in the following table:

Summary of Convertible Debt and Derivative Liabilities
12/31/2016
				Black-Scholes Assumptions			Derivative		Black-Scholes Assumptions			Derivative	Derivative		Black-Scholes Assumptions			Derivative	Derivative
			Full	Inception			Liability	Note	12/31/2015			Liability	Liability	Note	12/31/2016			Liability	Liability
Date	Original Amount	Term (Months)	Conv. Y / N	Dividend Yield	Volatility	Risk Free Rate	Inception	Balance 12/31/15	Dividend Yield	Volatility	Risk Free Rate	Balance 12/31/2015	Adjustment 12/31/2015	Balance 12/31/16	Dividend Yield	Volatility	Risk Free Rate	Balance 12/31/2016	Adjustment 12/31/2016

08/06/14	$82,500	12	Y	0.00%	105.00%	0.48%	$190,451	$-	N/A	N/A	N/A	$-	$-	$-	N/A	N/A	N/A	$-	$-
08/06/14	$68,000	9	Y	0.00%	105.00%	0.48%	$94,657	$-	N/A	N/A	N/A	$-	$-	$-	N/A	N/A	N/A	$-	$-
08/11/14	$45,000	5	Y	0.00%	111.00%	0.05%	$131,493	$-	N/A	N/A	N/A	$-	$-	$-	N/A	N/A	N/A	$-	$-
09/04/14	$42,500	9	Y	0.00%	131.00%	0.48%	$52,597	$-	N/A	N/A	N/A	$-	$-	$-	N/A	N/A	N/A	$-	$-
09/05/14	$52,500	12		0.00%	166.00%	0.10%	$578,343	$52,500	0.00%	279.00%	0.16%	$89,087	$1,089	$57,750	0.00%	459.37%	0.51%	$79,308	$9,779
09/11/14	$56,250	9	Y	0.00%	240.00%	0.11%	$300,489	$-	0.00%	279.00%	0.16%	$-	$84,133	$-	N/A	N/A	N/A	$-	$-
10/24/14	$55,000	12		0.00%	260.00%	0.11%	$162,550	$55,000	0.00%	279.00%	0.16%	$79,536	$5,679	$60,500	0.00%	459.37%	0.51%	$144,168	$(64,632)
10/27/14	$33,000	24		0.00%	260.00%	0.41%	$100,870	$33,000	0.00%	279.00%	0.65%	$70,237	$(12,490)	$27,000	0.00%	459.37%	0.51%	$36,294	$33,943
10/29/14	$55,000	12		0.00%	260.00%	0.11%	$142,870	$55,000	0.00%	279.00%	0.16%	$95,625	$(10,134)	$57,750	0.00%	459.37%	0.51%	$133,296	$(37,671)
11/12/14	$75,000	12		0.00%	261-275%	0.14%	$324,627	$75,000	0.00%	279.00%	0.16%	$98,343	$96,998	$102,344	0.00%	459.37%	0.51%	$217,101	$(119,428)
12/16/14	$39,772	24		0.00%	275.00%	0.58%	$85,288	$38,889	0.00%	279.00%	0.65%	$84,713	$(14,726)	$31,163	0.00%	459.37%	0.51%	$41,801	$42,912
01/22/15	$75,000	12		0.00%	335.00%	0.17%	$210,982	$75,000	0.00%	279.00%	0.16%	$121,370	$89,612	$74,949	0.00%	459.37%	0.51%	$166,429	$(45,059)
01/29/15	$28,000	9	Y	0.00%	336.00%	0.11%	$46,247	$-	0.00%	280.00%	0.00%	$-	$46,247	$-	0.00%	459.37%	0.51%	$-	$-
02/09/15	$108,000	12		0.00%	336.00%	0.11%	$181,521	$108,000	0.00%	279.00%	0.14%	$139,323	$42,197	$108,000	0.00%	459.37%	0.51%	$335,279	$(195,956)
02/10/15	$22,000	24		0.00%	336.00%	0.11%	$41,170	$22,000	0.00%	279.00%	0.65%	$48,922	$(7,751)	$22,000	0.00%	459.37%	0.51%	$32,860	$16,062
02/19/15	$35,000	12		0.00%	336.00%	0.11%	$53,829	$35,000	0.00%	279.00%	0.14%	$58,999	$(5,170)	$38,500	0.00%	459.37%	0.51%	$135,174	$(76,175)
02/25/15	$33,333	24		0.00%	340.00%	0.10%	$61,358	$33,333	0.00%	279.00%	0.65%	$74,476	$(13,118)	$33,333	0.00%	459.37%	0.51%	$52,378	$22,098
03/13/15	$52,500	8		0.00%	343.00%	0.11%	$73,432	$52,500	0.00%	279.00%	0.16%	$86,004	$(12,572)	$57,750	0.00%	459.37%	0.51%	$58,562	$27,442

	$ 958,355						$2,832,774	$635,223				$1,046,635	$289,994	$671,039				$1,432,650	$(386,685)

7.Fair Value of Financial Instruments

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2016:

Fair Value Measurements at December 31, 2016 using:
	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:

Derivative Liabilities	$ 1,432,650	$-	$-	$ 1,432,650

Fair Value Measurements at December 31, 2015 using:
	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:

Derivative Liabilities	$ 1,046,635	$-	$-	$ 1,046,635

The debt and warrant derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2016:

Derivative Liability
Balance, December 31, 2015	$1,046,635
Extinguishment of derivative liability upon conversion of debt	(188,408)
Change in fair value of derivative liabilities	574,423
Balance, December 31, 2016	$1,432,650

8.Prepaid Assets

During the year ended December 31, 2013, the Company entered into various agreements for future services such as financial management, radio and news spots highlighting the use of the Company’s product, and news release services.  The contracts ranged in length from six months to two years.

At their inception, the Company issued common stock in exchange for these services.  The Company treats the cost of the stock issuance as a prepaid expense to be amortized over the life of the agreement.

Balance at December 31, 2015	Amortized in 2016	Balance at December 31, 2016	Current Asset	Long Term Asset
$7,000	$ 5,000	$ 2,000	$ 2,000	$ 0

9.Related Party Transactions

During the years ended December 31, 2016 and 2015, the Company received $0 and $22,967, respectively, in cash loans from its president, and made cash payments on these amounts owing totaling $10,324 and $0, respectively during the same periods. As of December 31, 2016, and 2015, the Company owed $16,132 and $26,456 respectively, to its President.  The amount owing is unsecured, non-interest bearing and due on demand.

On December 9, 2015, the Company issued 1,000,000 Series D Convertible Preferred shares each as compensation to its CEO and Kaufman & Associates a consultant.

As of December 31, 2016, and 2015, the Company owes its president $360,000 and $240,000, respectively, of accrued compensation.

As of December 31, 2016, and 2015, the Company owes $307,270 and $213,480, respectively to Kaufman & Associates (holding more than 5% shares of the Company) in connection with a consulting agreement and included in accrued compensation on the balance sheet.

10.Stockholders’ Deficit

a)         Authorized

Authorized capital stock consists of:

· 5,500,000,000 common shares with a par value of $0.001 per share; and

· 100,000,000 preferred shares with a par value of $0.001 per share;

oThe Company has designated 12,000,000 shares as Series A Convertible Preferred Series Stock. Each share of Series A Preferred Stock is convertible into fifty (50) shares of Common Stock.

oThe Company has designated 70,000,000 shares as Series B Convertible Preferred Series Stock.  Each share of Series B Preferred Stock is convertible into one (1) share of Common Stock.

oThe Company has designated 10,000,000 shares as Series C Convertible Preferred Series Stock.  Each share of Series C Preferred Stock is convertible into $1.00 of Common Shares at the market price on the date of conversion.

oThe Company has designated 4,000,000 shares as Series D Convertible Preferred Series Stock. Each share of Series D Preferred Stock is convertible into ten (10) shares of Common Stock. See additional description and preferences under “Series D Preferred Stock” below.

oThe Company has designated 1,250,000 shares as Series E Convertible Preferred Series Stock, par value $1.00 per share. Each share of Series E Preferred Stock is convertible into common stock, subject to adjustments, at a conversion price equal to a 50% discount to the VWAP per share for the 5 trading days prior to written notice of conversion. See additional description and preferences under “Series E Preferred Stock” below.

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

Series A Preferred Stock:

1.Designation and Rank.

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

2.Dividends.

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

1.No voting rights;

2.Dividends on an as converted basis along with the holders of common stock as and when declared by our Board of Directors;

3.Rank junior to all other issued and outstanding shares of preferred stock in any liquidation;

4.A liquidation preference over common stock equal to the greater of: $1.00 per share and any unpaid dividends; and the as converted amount;

5.Convertible into common stock, subject to adjustments, at a conversion price equal to a 50% discount to the VWAP per share for the 5 trading days prior to written notice of conversion;

6.Redeemable by us at $1.00 per share; and

7.Protective provisions requiring prior approval to: issue additional shares of preferred stock in an already existing and designated series; liquidate the business; pay dividends; or take any other action under Nevada law that would require prior approval of the holders of Series E Preferred Stock.

The full rights afforded to the holders of Series E Preferred Stock are defined in the relevant Certificate of Designation filed with the Nevada Secretary of State on May 10, 2016, attached to the Current Report on Form 8-K as Exhibit 3.1 filed on May 11, 2016.

b)           Share Issuances

As of December 31, 2016, and 2015, there were 1,178,551,804 and 198,485,547 shares of common stock issued and outstanding, respectively.

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

On October 27, 2016, the Company issued 36,687,169 common shares upon conversion of $3,889 of convertible debt and accrued interest.  The shares were issued at a price of $0.00011 per share.

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

c) Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at December 31, 2016:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.24	1,587,302	2.87	$0.24	1,587302	$0.24

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2014	1,587,302	$0.24
Issued
Exercised
Expired
Outstanding at December 31, 2015	1,587,302	$0.24
Issued
Exercised
Expired
Outstanding at December 31, 2016	1,587,302	$0.24

Warrants outstanding as of December 31, 2016, as disclosed in the above table, have an intrinsic value of $0.

11.Income Taxes

Deferred income tax assets as of December 31, 2016 of $3,927,500 resulting from net operating losses and future amortization deductions, have been fully offset by valuation allowances.  The valuation allowances have been established equal to the full amounts of the deferred tax assets, as the Company is not assured that it is more likely than not that these benefits will be realized.

Reconciliation between the statutory United States corporate income tax rate (34% for 2016 and 2015) and the effective income tax rates based on continuing operations is as follows:

Year ended December 31,	2016	2015
Expected Federal Income tax benefit	$ (653,400)	$(1,532,300)
Expected State Income Tax benefit, net	(126,800)	(297,500)
Impairment of intangible assets	-	783,800
Amortization of beneficial conversion feature	18,100	290,000
Change in fair value of derivative liability	233,200	(117,700)
Other permanent differences	6,300	41,100
Change in valuation allowance	522,600	832,600
Total	$-	$-

Components of deferred tax assets were approximately as follows:

As at December 31,	2016	2015
Net operating loss carry forward	$3,524,100	$3,290,630
Accrued liabilities	403,400	114,300
Valuation allowance	(3,927,500)	(3,404,900)
Total	$-	$-

At December 31, 2016, the Company has available net operating losses of approximately $8,680,000 which may be carried forward to apply against future taxable income. These losses will expire in 2036. Deferred tax assets related to these losses have not been recorded due to uncertainty regarding their utilization.

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

The Company has not filed its applicable Federal and State tax returns for the years ended December 31, 2012, 2013, 2014, 2015, and 2016 and may be subject to penalties for noncompliance. The Company has filed an extension for the 2017 filing and is retaining a tax accountant to complete the necessary filings.

As a result of stock issuances in 2013, 2015, and 2016 the future utilization of the Company’s net operating losses is likely limited pursuant to Internal Revenue Code section 382.  The deferred tax asset derived from these tax loss carryforwards have been included in consolidated deferred tax assets - net operating loss carryforwards, and a full valuation allowance has been established since it is not more likely than not that such benefits will be recovered.

12.Inventory

Inventory

Inventories are stated at cost, with cost being determined on the First in First Out (FIFO) cost method. Inventory costs include material, import control costs, unpacking at the warehouse facility, and freight charges. The Company provides inventory allowances based on excess and obsolete inventories determined primarily by future demand forecasts.

Inventory in Transit

Inventory in transit is stated at actual cost invoiced by the supplier at time of shipment.

Cost of Sales

At the time of sale, the Cost of Sales is computed at actual cost based on first-in, first-out accounting.

Inventory consisted of:

	December 31, 2016	December 31, 2015
Inventory – Raw Materials	$-	$30,886
Inventory – Finished Goods	-	29,018
Total	$-	$59,904

At December 31, 2016, the Company recorded a reserve for impairment of inventory $36,097.   At December 31, 2015, the Company wrote off $90,878 of unused inventory of its Xtreme subsidiary.

13.Commitments and Contingencies

Litigation

a)In April 2014, we were notified that a note holder disputes the balance of his note as recorded on the books of our company. The discrepancy arises from a question regarding expenses that the holder claims were paid on behalf of our company and subsequent payments that we recorded as payments against the note. We have no record of the expenses claimed to be due, and we are in negotiations to settle this matter. We have accrued $28,000 to cover the potential expenses and adjustments to accrued interest if the claim is substantiated. We believe it has properly accounted for all payments made to the individual and have provided documentation to him substantiating our position.

b)In May 2014, the Company received notice that a complaint was filed in District Court, Clark County, NV alleging that the Company and various unnamed defendants are liable to a Mr. Renard Wiggins with regard to commissions and equity purportedly owed Mr. Wiggins, for services allegedly rendered in raising capital on behalf of the Company prior to the reverse merger between Alkame Holdings, Inc. (fka Pinacle Enterprises Inc.) and Alkame Water, Inc. in June 2013.  After initial review, the Company has filed for a dismissal of the case with the District Court, does not believe there is any validity to the claims of Mr. Wiggins, and intends to vigorously continue defending against these claims. As of December 31, 2015, all but two claims have been dismissed, and the Company is in court mandated settlement talks to determine if the remaining counts can be dismissed or will require further litigation. On November 15, 2016, the Company entered into a stipulated settlement agreement to issue 200,000,000 common shares in full and final settlement of this matter and all legal complaints are withdrawn.  In June 2018, the Company issued 92,780,388 shares of the agreed upon settlement.

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

In accordance with the terms of the Agreement, the Amendment and the Second Amendment, we agreed to purchase all of the outstanding shares of Xtreme for the purchase price of $2,000,000, payable as follows:

▪A cash payment of $50,000 has been previously paid as a non-refundable deposit;

▪The Closing Date is effective as of January 13, 2015;

▪An additional cash payment of $525,000 shall be paid within two hundred and forty (240) days of the Closing Date, which, along with the initial $50,000 deposit, shall pay the obligations on Xtreme’s balance sheet;

▪The balance of $1,425,000 shall be payable by the issuance of shares of the Company’s Series B Preferred Stock to be divided pro rata among the Company’s shareholders of record as of the Closing Date. The Series B Preferred Stock shall include an option to convert each share of Series B Preferred Stock into one share of the Company’s Common Stock. The Series B Preferred Stock shall be held in escrow along with the issued and outstanding shares of Xtreme’s capital stock pending the full payment of $525,000. As of the date of this report, the balance of $525,000 has been fully paid to Xtreme; and

▪One of Xtreme’s previous officers and directors holds outstanding options to purchase up to 1,009,000 shares of Xtreme’s common stock at the price of $0.10 per share. At the Closing Date, pursuant to Idaho law, Xtreme shall notify this previous officer and director of his 30-day right to exercise any or all of his remaining options. If he elects to exercise any of his options within such 30-day period, the Company agrees to issue additional shares of Series B Preferred Stock in exchange for such Xtreme shares.  Xtreme notified the option holder and the 30-day period expired unanswered.  The options expired unexercised.

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

We previously held a three-year limited exclusive distribution agreement with Xtreme for the consumer market. We were permitted to distribute the technologically enhanced bottled water in the consumer market in the United States, Canada and Mexico. As a result of the Agreement, Amendment, and Second Amendment, Xtreme became our wholly owned subsidiary and we acquired the patents on the proprietary process that we believe is the most technologically advanced in water treatment systems for complete hydration. We will now assume the operations of Xtreme and continue its business of distributing technologically enhanced bottled water.

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

Series C Convertible Preferred Stock to be issued:

During the year ended December 31, 2015, the Company committed to issue 1,425,000 shares of Series C Preferred stock valued at $1.00 per share as part of the Stock Purchase Agreement entered into with Xtreme Technologies, Inc

Employment Agreements

On November 25, 2015, we entered into an employment agreement with our executive officer and director, Robert Eakle, (the “2015 Employment Agreement”).

Pursuant to the terms and conditions of the 2015 Employment Agreement with Mr. Eakle:

For the fiscal year ended December 31, 2015, we agreed to retain Mr. Eakle as Chief Executive Officer of our company and Mr. Eakle agreed to accept this senior officer position.

The initial term of the Agreement is for a period of three years commencing January 1, 2015.

Mr. Eakle shall receive an annual compensation of $120,000.

Mr. Eakle received a one-time 1,000,000 shares of our newly created Series D Preferred Stock.

In the event of insufficient liquidity, Mr. Eakle will be allowed to receive any unpaid and accrued portion of his cash compensation in the form of common stock or Series D Preferred Stock, as he may choose.

On December 31, 2015, we entered into a consulting agreement with Kaufman & Associates Inc. (“Kaufman”) retroactive for the year ended 2015 (the “2015 Consulting Agreement”).

Pursuant to the terms and conditions of the 2015 Consulting Agreement with Kaufman:

For the fiscal year ended December 31, 2015, we agreed to retain Kaufman as a consultant and Kaufman agreed to act as a consultant.

The initial term of the Agreement is for a period of three years commencing January 1, 2015.

Kaufman shall receive an annual compensation of $120,000.

Kaufman received a one-time 1,000,000 shares of our newly created Series D Preferred Stock.

In the event of insufficient liquidity, Kaufman will be allowed to receive any unpaid and accrued portion of his cash compensation in the form of common stock or Series D Preferred Stock, as it may choose.

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

14.Concentration of credit risk

Concentration of credit risk with respect to trade receivables is inherent as the Company begins the ramp up of its sales.  Long term, the Company does not foresee a concentrated credit risk associated with its trade receivables.  While repayment is dependent upon the financial stability of the various customers to which shipment takes place, major customers in the water industry are typically distributors or chain stores each with large, per shipment sales, but also with significant history and excellent credit.  In the year ended December 31, 2016, approximately 67% of sales came from seven customers.  The Company expects these percentages to drop significantly as it expands the number and territories covered by distributors and retailers.

15.Subsequent Events

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

On the same date, the Company entered into an Equipment Lease Agreement (the “Equipment Lease”) with Bell Foods to use certain equipment located on the property located in the food processing facility for a nominal fee. A Letter Agreement that predated the Equipment Lease, but effective as of May 1, 2017, was designed to supplement the Equipment Lease with an assignment by Bell Foods of its account’s receivables, with the assumption by the Company of accounts payable, including a loan payable to Craig Bell in the sum of $150,000.

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

In April 2019, the Company entered into a settlement agreement with a vendor under which the Company has agreed to a payment schedule over a four-month period to liquidate the agree to balance of $45,000.  The Company has made the first payment, and so long as the remaining three payments are made in a timely manner, no further collection activity will occur.

In May 2019, the Company was made aware of a judgement totaling approximately $36,679 for past due invoices from a vendor.  The Company is contacting the attorney to make arrangements for the payment of the amounts due.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2016. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2016, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We have begun to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we have begun the implementation of the following changes during our fiscal year ending December 31, 2016: (i) appointed additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us, as an emerging growth company, to provide only management’s report in this annual report.

Remediation of Material Weakness

With our subsequent acquisition of the Bell Foods and Beverages operations and facility, we have added a full-time bookkeeper to handle the majority of the day-to-day posting and administrative work in the office.  In early 2019, we added a second experiences bookkeeper to assist with catching up our delinquent workload and to work with our outsourced financial advisor to complete or delinquent reporting obligations.  While this may take several months to accomplish, we are well on our way to becoming current with all our reporting obligations.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table contains information with respect to our current executive officers and directors:

Name	Age	Principal Positions With Us
Robert Eakle	45	President, Chief Executive Officer and Director

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

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us for our fiscal years ended December 31, 2016 and 2015.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Eakle President, Chief Executive Officer, Chief Financial Officer, and Director	2016 2015	120,000 120,000	0 0	0 30,000	0 0	0 0	0 0	0 0	120,000 150,000

Narrative Disclosure to Summary Compensation Table

On November 25, 2015, we entered into an employment agreement with our executive officer and director, Robert Eakle, retroactive for the year ended 2015 (the “2015 Employment Agreement”).

Pursuant to the terms and conditions of the 2015 Employment Agreement with Mr. Eakle:

For the fiscal year ended December 31, 2015, we agreed to retain Mr. Eakle as Chief Executive Officer of our company and Mr. Eakle agreed to accept this senior officer position.

The initial term of the Agreement is for a period of three years commencing January 1, 2015.

Mr. Eakle shall receive an annual compensation of $120,000.

Mr. Eakle received a one-time 1,000,000 shares of our newly created Series D Preferred Stock.

In the event of insufficient liquidity, Mr. Eakle will be allowed to receive any unpaid and accrued portion of his cash compensation in the form of common stock or Series D Preferred Stock, as he may choose.

The foregoing description of the 2015 Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the agreements filed as Exhibit 10.1 to an 8K filed November 30, 2015 and incorporated herein by reference

On December 9, 2015, we issued 1,000,000 Series D Preferred shares to our CEO. The shares were issued at the market price of the common shares on the date of issuance multiplied by the number of common shares into which the Series D Preferred could convert or $0.03 per preferred share.

Outstanding Equity Awards at Fiscal Year-End

There were no unexercised options, stock that has not vested, and equity incentive plan awards for any officer or employee as of December 31, 2016 and 2015, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of May 10, 2019, certain information as to shares of our common stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

Except as otherwise indicated, all shares are owned directly, and the shareholders listed possesses sole voting and investment power with respect to the shares shown. Unless otherwise indicated below, each entity or person listed below maintains an address of 3651 Lindell Road, Suite D # 356, Las Vegas, Nevada 89103.

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Series D Preferred Stock
Name and Address of Beneficial Owner	Number of Shares Owned (1)	Percent of Class (2)	Number of Shares Owned (1)	Percent of Class (2)	Number of Shares Owned (1)	Percent of Class (2)	Number of Shares Owned (1)	Percent of Class (2)
Robert Eakle (3)	450,000	0.0008%	10,000,000	83.33%	46,412,964	70.97%	1,000,000	50.0%
All Directors and Executive Officers as a Group (1 person)	450,000	0.0008%	10,000,000	83.33%	46,412,964	70.97%	1,000,000	50.0%
5% Holders
Kaufman & Associates Inc. (4)	500,000	0.0009%	2,000,000	16.67%	7,277,500	11.12%	1,000,000	50.0%

(1) Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

(2) Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. There are 5,500,000,000 shares of common stock, 12,000,000 shares of Series A Convertible Preferred Stock, 65,398,334 shares of Series B Preferred stock and 2,000,000 shares of Series A Convertible Preferred Stock issued and outstanding as of May 10, 2019 including securities exercisable or convertible into shares of Common Stock within sixty (60) days hereof for each stockholder.

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

During the year ended December 31, 2016 and 2015, the Company received $0 and $22,967 respectively, in cash loans from its President, and made cash payments on these amounts owing totaling $10,324 and $0, respectively during the same periods.

As of December 31, 2016, and 2015, the Company owes $16,132 and $26,456 respectively to its President.  The amounts owing are unsecured, non-interest bearing and due on demand.

As of December 31, 2016, and 2015, the Company owes its president $360,000 and $240,000, respectively, of accrued compensation.

On December 31, 2015, we entered into a consulting agreement with Kaufman & Associates Inc. (“Kaufman”) retroactive for the year ended 2015 (the “2015 Consulting Agreement”).

Pursuant to the terms and conditions of the 2015 Consulting Agreement with Kaufman:

For the fiscal year ended December 31, 2015, we agreed to retain Kaufman as a consultant and Kaufman agreed to act as a consultant.

The initial term of the Agreement is for a period of three years commencing January 1, 2015.

Kaufman shall receive an annual compensation of $120,000.

Kaufman received a one-time 1,000,000 shares of our newly created Series D Preferred Stock.

In the event of insufficient liquidity, Kaufman will be allowed to receive any unpaid and accrued portion of his cash compensation in the form of common stock or Series D Preferred Stock, as it may choose.

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

As of December 31, 2016, and 2015, the Company owes $307,270 and $213,480, respectively to Kaufman & Associates (holding more than 5% shares of the Company) in connection with a consulting agreement and included in accrued compensation on the balance sheet.

Item 14. Principal Accounting Fees and Services

The following table shows the fees that were billed for the audit and other services provided by RBSM LLP for the fiscal years ended December 31, 2016 and 2015.

Financial Statements for the Year Ended December 31,	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2016	$ 40,000	$-	$-	$-
2015	$ 40,000	$-	$-	$-

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

▪Incorporated by reference to the Registration Statement on Form S-1 filed on June 21, 2011; also incorporated by reference to the Current Report on Form 8-K filed on October 29, 2010.

▪Incorporated by reference to the Form 8-K filed on January 8, 2014

▪Incorporated by reference to the Form 8-K filed on January 27, 2014

▪Incorporated by reference to the Form 8-K filed on April 22, 2014

▪Incorporated by reference to the Form 8-K filed on August 22, 2014

?Incorporated by reference to the Form 8-K filed on November 4, 2014

▪Incorporated by reference to the Form 8-K filed on January 7, 2015

▪Incorporated by reference to the Form 8-K filed on January 13, 2015

▪Incorporated by reference to the Form 8-K filed on January 20, 2015

▪Incorporated by reference to the Form 8-K filed on January 26, 2015

▪Incorporated by reference to the Form 8-K filed on June 9, 2015

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alkame Holdings, Inc.

By:	/s/ Robert Eakle
Robert Eakle President, Chief Executive Officer, Principal Executive Officer, and Director
May 24, 2019

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Robert Eakle
Robert Eakle President, Chief Executive Officer, Principal Executive Officer, and Director
May 24, 2019